Form 10QSB
period 1999-09-30
ACCESS HEALTH ALTERNATIVES INC
filed 1999-11-22
CIK 1084463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE ACT

                For the period from ______________ to ______________

                Commission file number    0-26445
                                          -------


                        ACCESS HEALTH ALTERNATIVES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Florida                             59-3542362
                   -------                             ----------
     (State of other jurisdiction                     (IRS Employer
   of incorporation or organization)                Identification No.)


                 4619 Parkbreeze Court, Orlando, Florida  32808
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (407)  299-0629
                                 ---------------
                           (Issuer's Telephone Number)


--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,036,887 shares of common stock
                                                --------------------------------
as  of  October  26,  1999
--------------------------


Transitional  Small  Business  Disclosure  Format  (Check  one)  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS.

                        ACCESS HEALTH ALTERNATIVES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1999            1998
                                                                  ---------------  -------------

                            ASSETS
                            ------
Current assets:
  Cash                                                            $       18,464            419
  Receivables:
    Trade                                                                101,321          8,218
    Other                                                                  9,988          7,988
                                                                  ---------------  -------------

           Total receivables                                             111,309         16,206
  Inventories                                                             54,439         68,968
  Other current assets                                                       979              -
                                                                  ---------------  -------------

      Total current assets                                               185,191         85,593

Property and equipment, net                                               36,748         51,034
Other assets, net                                                         12,608         16,711
                                                                  ---------------  -------------

      Total assets                                                       234,547        153,338
                                                                  ===============  =============

             LIABILITIES AND STOCKHOLDERS' DEFICIT
             -------------------------------------
Current liabilities:
  Notes and commercial paper                                           1,632,882      1,155,723
  Current obligation under capital lease                                  10,815          7,523
  Bank overdraft                                                          32,725        101,357
  Accounts payable                                                       193,251        284,637
  Accrued liabilities                                                    577,377        452,188
  Due to related parties:
    Stockholders                                                          25,709        117,378
    Limited liability companies                                        1,008,521      1,084,099
    Access Healthcare, Inc                                                31,107         39,383
                                                                  ---------------  -------------

      Total due to related parties                                     1,065,337      1,240,860
                                                                  ---------------  -------------

      Total current liabilities                                        3,512,387      3,242,288

Unearned income                                                          219,917        278,417
Obligation under capital lease, less current portion                       4,190          5,226
Minority interest in subsidiary                                          405,063        405,063
                                                                  ---------------  -------------
      Total liabilities                                                4,141,557      3,930,994

Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
    none issued                                                                -              -
  Common stock, $.001 par value, 50,000,000 share authorized,
    1,023,350 shares issued and outstanding at
    December 31, 1998 and 1,737,684 at
    September 30, 1999                                                     1,737          1,023
  Capital in excess of par value                                         917,043         26,477
  Accumulated deficit                                                 (4,825,790)    (3,805,156)
                                                                  ---------------  -------------
      Total stockholders' deficit                                     (3,907,010)    (3,777,656)
                                                                  ---------------  -------------
      Total liabilities and stockholders' deficit                 $      234,547        153,338
                                                                  ===============  =============

See accompanying notes to consolidated financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,            SEPTEMBER 30,
                                     ---------------------  ----------------------
                                        1999       1998        1999        1998
                                     ----------  ---------  -----------  ---------
Revenues:
  Equipment                          $       -     29,134            -    244,267
  Products                             161,550     90,649      362,175    322,014
  Other                                 49,164      3,472      184,408     53,275
                                     ----------  ---------  -----------  ---------

    Total revenues                     210,714    123,255      546,583    619,556

Cost of sales:
  Equipment                                  -      3,155            -     67,390
  Products                              17,246     34,453       94,360     93,829
  Other                                      -          -        2,460        771
                                     ----------  ---------  -----------  ---------

    Total cost of sales                 17,246     37,608       96,820    161,990
                                     ----------  ---------  -----------  ---------

    Gross profit                       193,468     85,647      449,763    457,566

Selling, general and administrative    539,894    215,748    1,365,633    739,845
                                     ----------  ---------  -----------  ---------

Operating loss                        (346,426)  (130,101)    (915,870)  (282,279)

Interest expense                        55,389     39,879      104,764    143,857


    Net loss                         $(401,815)  (169,980)  (1,020,634)  (426,136)
                                     ==========  =========  ===========  =========

Basic net loss per share             $   (0.24)     (0.17)       (0.70)     (0.42)
                                     ==========  =========  ===========  =========

See accompanying notes to consolidated financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                       ---------------------  ----------------------
                                                          1999       1998        1999        1998
                                                       ----------  ---------  -----------  ---------
Cash flows from operating activities:
  Net loss                                             $(401,815)  (169,980)  (1,020,634)  (426,136)
  Adjustment to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                          9,174      8,141       27,521     24,423
    Losses of limited liability companies                 92,482    134,616      178,686    415,413
    Unearned income recognized                           (19,500)   (19,500)     (58,500)   (58,500)
    Issuance of common stock for services                180,000          -      406,280          -
    Cash provided by (used in) changes in:
         Receivables                                     (73,853)   (96,196)     (95,103)   (89,517)
         Inventories                                       1,366     12,583       14,529       (382)
         Other assets                                      9,927      5,717         (979)         -
         Bank overdraft                                   32,725     42,844      (68,632)   127,733
         Accounts payable                                 47,495    (36,804)     (91,386)    27,720
         Accrued liabilities                              45,038      7,005      125,189     75,859
                                                       ----------  ---------  -----------  ---------

      Net cash provided by (used in)
       operating activities                              (76,961)  (111,574)    (583,029)    96,613

Cash flows from investing activities:
  Payments for the purchase of property
   and equipment                                          (1,194)    (2,831)      (9,132)    (5,331)
                                                       ----------  ---------  -----------  ---------
      Net cash used in investing activities               (1,194)    (2,831)      (9,132)    (5,331)

Cash flows from financing activities:
  Payments on notes and commercial paper                 (31,026)  (119,213)    (165,013)  (483,745)
  Proceeds from notes and commercial paper               199,999          -      644,428    150,015
  Due to (from) related party                             (8,637)   (20,890)      (8,276)         -
  Due to (from) stockholders                               3,001    165,219      (91,669)    16,600
  Advances (to) from limited liability companies        (147,575)  (174,166)    (254,264)  (179,404)
  Proceeds from issuance of stock                              -    258,063      485,000    405,063
                                                       ----------  ---------  -----------  ---------

      Net cash provided by (used in)
       financing activities                               15,762    109,013      610,206    (91,471)
                                                       ----------  ---------  -----------  ---------

  Net increase (decrease) in cash                        (62,393)    (5,392)      18,045       (189)

    Cash at beginning of period                           80,857      6,958          419      1,755
                                                       ----------  ---------  -----------  ---------

    Cash at end of period                              $  18,464      1,566       18,464      1,566
                                                       ==========  =========  ===========  =========

Supplemental disclosure of non-cash activities:
  Cash paid during the period for interest             $  55,389     34,053       91,871    122,846
                                                       ==========  =========  ===========  =========


See accompanying notes to consolidated financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (unaudited)


(1)  ORGANIZATION

     On September 2, 1998, Access HealthMax Holdings, Inc. ("Holdings"), f/k/a/ PLC Ventures Corp. ("PLC") acquired approximately 94.3% of the outstanding common stock of Access HealthMax, Inc. ("HealthMax"), for 565,100 shares of authorized but previously unissued common stock. Immediately preceding the exchange, there were 437,500 shares outstanding of PLC. The shares of PLC had been issued for a total consideration of $1,000. PLC had no sales or revenues since its formation on October 2, 1988 and had zero stockholders' equity at the time of acquisition of HealthMax. For accounting purposes, the acquisition has been treated as an acquisition of PLC by HealthMax and a recapitalization ("Reverse Acquisition") of HealthMax. The historical financial statements prior to September 2, 1998 are those of HealthMax. Pro forma information is not presented, since the combination is a recapitalization rather than a business combination. The deficiency in the net assets of PLC was not adjusted in connection with the Reverse Acquisition since it consisted of accounts payable.

     On March 11, 1999, Holdings changed its name to Access Health Alternatives, Inc. ("Alternatives"). Unless the context indicates otherwise, references hereinafter to (the "Company") include HealthMax, Access Health Assurance Plans, Inc. (a wholly-owned subsidiary of Alternatives), and Alternatives.

     On March 3, 1999, the Board of Directors authorized a ten-for-one reverse stock split effective March 15, 1999. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the decreased number of common shares outstanding.


(2)  BASIS OF PRESENTATION

     In the opinion of the management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1998, was derived from the audited consolidated balance sheet. These statements should be read in conjunction with the financial statements included in the Company's Registration Statement on Form 10SB, filed with the Securities and Exchange Commission, which financial statements include audited financial statements for the fiscal year ended December 31, 1998. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

(3)  LITIGATION

     In October, 1999 HealthMax was advised by the Department of Professional and Financial Regulation, Bureau of Banking, Securities Division for the State of Maine that certain sales of LLC's economic interests to Maine residents were not covered by an exemption from registration, and were effected with the assistance of a person not licensed to sell securities in that state, and therefore are subject to rescission. HealthMax, through counsel, has confirmed that it will offer rescission to the Maine investors, but has not yet determined the manner or method of this offer. Neither the LLC's, HealthMax nor the Company has sufficient funds available to return the full amount of the Maine investors' interests (approximately $743,750), should they all elect to rescind their investment. The potential impact this action may have on HealthMax or the Company as a whole, or on their financial statements, cannot be determined at this time.

     The Company has been notified of a suit by a lender demanding, among other things, the enforcement of a settlement agreement between the lender and the Company. The Company believes the suit will be satisfied upon payment of all outstanding amounts owed, which totals approximately $52,000 and is reflected as a liability on the balance sheet at September 30, 1999.

     The Company has been notified of a suit by a former employee seeking a judgment for approximately $3,600 for expenses and salaries accrued and owed prior to termination. The amount is reflected as a liability on the balance sheet at September 30, 1999.


(4)  CONTINGENCY

     At September 30, 1999, the Company has suffered recurring losses and has a net capital deficiency of $3,907,010 and a working capital deficiency of $3,327,196, which raises substantial doubt about its ability to continue as a going concern. The Company is contemplating a public or private offering of securities as a means of raising funds to implement its business plan.


(5)  ADDITIONAL CORPORATE EVENTS

     In April 1999, the Company agreed to acquire Access HealthCare, Inc., ("HealthCare") subject to certain conditions. The parties have agreed to defer the closing of this transaction until the Securities and Exchange Commission has indicated that it has no further comments to the Company's Registration Statement on Form 10SB that was filed earlier this year. Under the terms of the acquisition, the Company will exchange approximately 2,000,000 shares of common stock for all of HealthCare's outstanding shares. Since the principal owners of HealthCare are also the principal owners of the Company, the acquisition of HealthCare will constitute a reorganization of entities under common control to be accounted for similar to a pooling of interests. HealthCare operates a chiropractic group practice in Central Florida and has affiliated chiropractic practices throughout Florida.

     The financial position and results of operations of the Company and HealthCare will be combined in 1999 retroactive to January 1, 1999. In addition, all prior periods presented will be restated to give effect to the transaction.


     Presented below are condensed combined pro forma financial statements as of and for the nine months ended September 30, 1999, to give effect to the transaction accounted for similar to a pooling of interests. The condensed combined financial statements reflect the elimination of intercompany transactions.


Condensed  balance  sheet  at  September  30,  1999

                                      COMPANY     HEALTHCARE   ELIMINATIONS    COMBINED
                                    ------------  -----------  -------------  -----------
Assets:
  Current assets                    $   185,191       58,865              -      244,056
  Property and equipment                 36,748       48,570              -       85,318
  Other assets                           12,608       31,107        (31,107)      12,608
                                    ------------  -----------  -------------  -----------
                                        234,547      138,542        (31,107)     341,982
                                    ============  ===========  =============  ===========
Liabilities:
  Current liabilities                 3,512,387      399,717        (31,107)   3,880,997
  Unearned income                       219,917            -              -      219,917
  Long-term obligations                   4,190       96,786              -      100,976
  Minority interest                     405,063            -              -      405,063
                                    ------------  -----------  -------------  -----------
                                      4,141,557      496,503        (31,107)   4,606,953
Stockholders' Deficit                (3,907,010)    (357,961)             -   (4,264,971)
                                    ------------  -----------  -------------  -----------

                                    $   234,547      138,542        (31,107)     341,982
                                    ============  ===========  =============  ===========

Condensed statement of operations for the nine months  ended September 30, 1999

Revenues                            $   546,583    1,344,105        (33,672)   1,857,016
Operating costs and expenses          1,462,453    1,277,029        (33,672)   2,705,810
                                    ------------  -----------  -------------  -----------
Operating income (loss)                (915,870)      67,076              -     (848,794)
Other expenses                          104,764       39,988              -      144,752
                                    ------------  -----------  -------------  -----------

Net income (loss)                   $(1,020,634)      27,088              -     (993,546)
                                    ============  ===========  =============  ===========

Basic loss per share                                                         $     (0.29)
                                                                             ============

(6)  NET LOSS PER SHARE

     Basic loss per share is computed giving effect to the recapitalization with Alternatives. For purposes of the computation of the basic net loss per share 1,003,350 shares of common stock are assumed to be outstanding for the three months and nine months ended September 30, 1998. The numbers of weighted average shares outstanding for the three months and nine months ended September 30, 1999 were 1,674,098 and 1,457,168 respectively.

(7)  INCOME TAXES

     The Company has recorded a valuation allowance for any income tax benefit associated with the current and prior year loss before income taxes.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing previously under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.


Results of Operations for the Periods Ended September 30, 1999 Compared with Periods Ended September 30, 1999

      Management believes that a comparison of the financial performance of the Company in the three months ended September 30, 1999 and in the three months ended September 30, 1998 dramatically indicates the impact of four steps taken by the Company beginning in mid-1998. These decisions, in no order of importance or chronology, were (a) the termination of sales of labs and lab equipment ancillary to its products and systems; (b) the launch of a program to sell market licenses to distribute the Company's products and programs; (c) the hiring of senior management personnel; and (d) the establishment of a public trading market for the Company's securities.

     Prior to the decision to terminate the sales of labs and lab equipment, this equipment was sold to members of the Company's provider network, and required a fairly high level of training and support. The equipment component presently sold to providers is a much more basic, much less costly component, with a higher profit margin to the Company. As a result of the decision to alter the equipment component, revenue from the sales of equipment decreased from $29,134 in the quarter ended September 30, 1998 to none in the comparable period in 1999. Sales of the Company's products, however, increased from $90,649 in the three months ended September 30, 1998 to $161,550 in the comparable period of 1999, or an increase of 78.2%. Notably, the cost of those sales decreased dramatically, from $34,453 in the three months ended September 30, 1998, to $17,246 in the same period in 1999, or a decrease of 54.1%. As would be expected, the cost of sales as a function of the sales decreased substantially from 30.0% for the three months ended September 30, 1998, to 10.7% for the three months ended September 30, 1999. Management believes that profit margins on the sale of products can be further increased as volume increases. Three limited liability companies affiliated with the Company experienced losses in 1998 and 1997.

     Selling, general and administrative expenses during the three months ended September 30, 1999, were significantly greater than during the comparable period in 1998, increasing from $215,748 to $539,894, or a 150% increase. This was in part the result of the addition of new members of management, (including a compensation expense resulting from shares of the Company's common stock issued to a new and ongoing management) and professional fees necessitated by operating in a public environment. Ongoing increases in SG&A through the end of 1999 may be anticipated.

Liquidity  and  Capital  Resources

     Despite non-binding commitments from third-parties to fund the Company's operations in 1998 and through the first three quarters of 1999, the Company continued to experience, and continues to experience, cash flow shortages that have slowed the Company's growth. During the three months ended September 30, 1999, the Company's ability to raise funds from the sale of equity was significantly impeded as a result of the "delisting" of its common stock from the over-the-counter bulletin board. Accordingly, the Company continues to rely on loans from affiliated and unaffiliated parties to cover some of its cash flow shortfall. As of September 30, 1999, loans from affiliated parties were approximately $1 million, while debt owed on third-party notes and commercial paper was approximately $1.6 million. Accrued liabilities were approximately $577,000, while accounts payable were approximately $190,000.

     As a result, in large measure, of the Company's increased activities related to installing new Access HealthMax centers, trade receivables at September 30, 1999 were approximately $100,000. This reflects initial inventory orders placed by the new centers, as well as reorders from existing centers.

     In May 1999, the Company received a revolving loan commitment of $500,000 for the purchase of inventory ($250,000 of which has been funded) and a $75,000 loan for working capital (which are included in the amounts shown for notes and commercial paper. In October 1999, the Company received an additional working capital loan of $50,000. The inventory financing is expected to be repaid from the sale of product during the next two years. It is anticipated that the working capital loans will be repaid from the earlier to occur of operating revenue or net proceeds of a private offering of equity and/or debt securities, the terms of which offering have not been identified.

     The Company has not determined the effect on the Company's business or finances that the rescission offer required by the State of Maine may have (please see the description of this matter under Part II, Item 1, Legal Proceedings, below). If a cash rescission offer were to be made, and if all of the recipients of that offer accepted it, the Company's affiliated LLC's would be required to return approximately $750,000. The extent to which the Company's business and financial relationship with the LLC's would cause this rescission offering to affect the Company and its financial statements will be evaluated by the Company and its consultants, and every effort will be made to satisfy the State of Maine's requirements without impairing the Company's limited capital resources.

     The Company continues to experience negative cash flow, and anticipates this continuing through the end of the current fiscal year. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company, if at all. Moreover, despite the ongoing best efforts of Management, there presently is no firm plan in place for how the Company intends to meet its liquidity and capital needs for the next year, or to address its working capital defecit.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     On  October  25,  1999,  a  complaint was filed in County Court for Broward
County, Florida, against the Company's majority-owned subsidiary, Access HealthMax, Inc. ("HealthMax"), by a former HealthMax employee, Richard Herbst, seeking approximately $3,600 for expenses and salaries claimed to have been earned or accrued prior to termination. Although the Company disputes a portion of the amount claimed, the entire amount is reflected as a liability on the Company's balance sheet at September 30, 1999.

     On October 27, 1999, a complaint was filed in Circuit Court of the Eighth Judicial Circuit for Alachua County, Florida, against the Company, HealthMax, an affiliated company, Access HealthCare, Inc. ("HealthCare"), and Dr. Daniel J. Pavlik, by a creditor, Martin Kass. The lawsuit seeks enforcement of a settlement agreement between the Company and Mr. Kass, or payment of approximately $52,000 owed to Mr. Kass. The Company believes this matter will be resolved by payment of the amount owed, which is reflected as a liability on the Company's balance sheet at September 30, 1999.

     In October 1999 HealthMax was advised by the Department of Professional and Financial Regulation, Bureau of Banking, Securities Division for the State of Maine that certain sales of LLC's economic interests to Maine residents were not covered by an exemption from registration, and were affected with the assistance of a person not licensed to sell securities in that state, and therefore are subject to rescission. HealthMax, through counsel, has confirmed that it will offer rescission to the Maine investors, but has not yet determined the manner or method of this offer. Neither the LLC's, HealthMax nor the Company, has sufficient funds available to return the full amount of the Maine investors' interests (approximately $743,750), should they all elect to rescind their investment. The potential impact this action may have on HealthMax or the Company as a whole, or on their financial statements, cannot be determined at this time.

ITEM  2.  CHANGES  IN  SECURITIES

     On March 3, 1999, the Company designated the rights and preferences of its Series A Redeemable Convertible Preferred Stock, and authorized the sale of up to 1,400,000 shares as part of an offering that was terminated in September 1999 (the "Unit Offering"). Prior to the Unit Offering, no series of preferred stock had been designated. Although one Unit was sold in the Unit Offering for $25,000, the purchaser has agreed to accept an investment in the Company's next offering, provided the terms are as favorable to him as were the terms of the Unit Offering. No definitive terms have been established for the Company's next offering, and it is possible that the $25,000 will be returned to the investor at some future date.

     In July 1999 the Company retained The Edge Unlimited, Inc. ("The Edge"), Orlando, Florida to provide certain investor relations and public relations services, for which The Edge will received 150,000 restricted shares of the Company's common stock, under Section 4(2).

     From April through October 1999, the Company exchanged common stock of HealthMax for common stock of Health Alternatives, under Section 4(2). Some of the shares of common stock issuable to former HealthMax shareholders have been issued as of the date of this registration statement; other shares are to be issued in the immediate future. The participants in that ongoing transaction, and the number of shares of common stock issued or to be issued to them are as follows:

Frank  Aldridge                                    30,000  shares
Ambrosia  Health  Enterprises,  Inc.               10,000  shares
John  H.  Brett,  Jr.                              10,000  shares
Shelley  D.  Brown                                 10,000  shares
Philip  and  Linda  Carland                         5,000  shares
Philip  J.  Carland  IRA                            5,000  shares
Ralph  W.  Catanese                                20,000  shares
Dominick  J.  Costanzo                              5,000  shares

Kenneth  R.  Crutchfield                            2,000  shares
James  D'Angelo                                     5,000  shares
Ralph  L.  Davis,  Jr.                             20,000  shares
Helen  Decker                                       2,500  shares
Berton  L.  DeSelms                                 2,000  shares
Robert  A.  Foss                                    2,000  shares
Richard  and  Phyllis  Gruosso                      5,000  shares
Ronald  and  Kirsi  Hoffman                         5,000  shares
Douglas  Jordal                                     5,000  shares
Frederick  J.  Kollett,  Jr.                        5,000  shares
Gary  S.  Kuskin                                   10,000  shares
Pat  E.  Luse                                       2,500  shares
Michael  and  Charlene  MacDonald                  30,000  shares
Cathy  and  Thomas  Machacyk                        2,500  shares
Bruce  and  Kimberley  Maddox                       2,500  shares
Philip  and  Linda  Mancusi                        10,000  shares
Lillian  and  Peter  Marcelli                       2,500  shares
Luca  and  Yvonne  Masciarelli                      9,200  shares
Robert  and  Anne  Micelotta                        2,500  shares
Stanley  Moreira                                    2,500  shares
Marcy  Morgan                                       2,500  shares
Nelda  and  James  Murray                           2,500  shares
Patrick  M.  O'Neill                                2,500  shares
Pensco  Pension  FBO  Faye  Miles                   2,500  shares
Pensco  Pension  FBO  Raymond  D.  Brown            3,803  shares
Pensco  Pension  FBO  Albert  K.  Brinson           2,000  shares
Brent  Phillips                                    10,000  shares
Tina  C.  Piasio                                    6,000  shares
Palma  Privitera  Living  Trust                     2,500  shares
Sharon  Procaccioanti                               2,500  shares
Delvin  E.  Ressel  Revocable  Trust                5,000  shares
Paul  Sember                                       25,000  shares
Michael  D.  Sember  Trust                         35,000  shares
William  Stringer                                   3,500  shares
Armand  &  Marie  Taddeo                            5,000  shares
Karen  Taddeo                                       6,000  shares
Wilburn  D.  Taylor                                 2,500  shares
Ronald  P.  Terrill                                 2,000  shares
Robert  W.  Yarber                                 10,000  shares

     In October 1999, the Board of Directors authorized the issuance of an aggregate of 420,000 shares of common stock to certain employees, 400,000 of which were issued in November 1999, as follows. These were issued under Section 4(2).

Mark  Leutem                                       50,000  shares
Brent  Philips                                     50,000  shares
Steven  Miracle                                   100,000  shares
Daniel  J.  Pavlik                                100,000  shares
Donald  Metchick                                  100,000  shares


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

n/a

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

n/a

ITEM  5.  OTHER  INFORMATION.

     In June 1999, the Company filed a registration statement on Form 10SB under the Securities Exchange Act of 1934 (the "Exchange Act"). Sixty days thereafter, the registration statement automatically became effective. The Company received its first comment letter from the Securities and Exchange Commission (the "Commission") dated October 14, 1999. The Company responded to that comment letter and filed an amendment to the registration statement on November 1, 1999. As of November 15, 1999, the Commission continues to review the Company's filing.

     In October 1999, the Company, and Access HealthCare, Inc. ("HealthCare"), agreed to defer the closing of the acquistion of HealthCare until the Commission has completed its review of the Company's registration statement filed under the Exchange Act.

     In November 1999, Access Health Alternatives, Inc., relocated its corporate offices and the administrative offices of its subsidiaries to 4619 Parkbreeze Court, Orlando, Florida 32808. Access HealthCare, Inc., an affiliated entity, remains at 2016 Orange Avenue, Orlando, Florida 32818. The Company also closed its distribution facilities in Atlanta, Georgia, and relocated them to the new facilities at Parkbreeze Court in Orlando. The Colorado Springs, Colorado office also has been closed, and the Company will consider looking for other space for that regional office at some future date.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

n/a

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ACCESS  HEALTH  ALTERNATIVES,  INC.
                                   -----------------------------------
                                              (registrant)



     Date:  11/19/99                      /s/  Daniel  J.  Pavlik
            --------                     ---------------------------------------
                                                       (signature)*
                                         Daniel  J.  Pavlik,  President  &  CEO


     Date:  11/19/99                      /s/  Donald  Metchick
            --------                     ---------------------------------------
                                                       (signature)*
                                         Donald  Metchick,  Vice  President


     Date:  11/19/99                      /s/  Steven  Miracle
            --------                     ---------------------------------------
                                                       (signature)*
                                         Steven Miracle, Chief Operating Officer


*Print  the  name  and  title  of  each  signing  officer  under this signature.