Form 10QSB/A
period 1999-09-30
ACCESS HEALTH ALTERNATIVES INC
filed 2000-01-24
CIK 1084463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB/A
                                  Amendment No. 1


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,636,887 shares of common stock
                                                --------------------------------
as  of  January  17,  2000.
--------------------------


Transitional  Small  Business  Disclosure  Format  (Check  one)  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS.

                             ACCESS HEALTH ALTERNATIVES, INC.
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)


                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1999            1998
                                                                  ---------------  -------------

                            ASSETS
                            ------
Current assets:
  Cash                                                            $       18,464            419
  Receivables:
    Trade                                                                101,321          8,218
    Other                                                                  9,988          7,988
                                                                  ---------------  -------------

           Total receivables                                             111,309         16,206
  Inventories                                                             54,439         68,968
  Other current assets                                                       979              -
                                                                  ---------------  -------------

      Total current assets                                               185,191         85,593

Property and equipment, net                                               36,748         51,034
Other assets, net                                                         12,608         16,711
Deferred rescission cost                                                 640,663              -
                                                                  ---------------  -------------
      Total assets                                                       875,210        153,338
                                                                  ===============  =============

             LIABILITIES AND STOCKHOLDERS' DEFICIT
             -------------------------------------
Current liabilities:
  Notes and commercial paper                                           1,632,882      1,155,723
  Current obligation under capital lease                                  10,815          7,523
  Bank overdraft                                                          32,725        101,357
  Accounts payable                                                       193,251        284,637
  Accrued liabilities                                                    577,377        452,188
  Due to related parties:
    Stockholders                                                          25,709        117,378
    Limited liability companies including rescission
      Of $763,750 to be offered to holders of economic
      interests at September 30, 1999                                  1,649,184      1,084,099
    Access Healthcare, Inc                                                31,107         39,383
                                                                  ---------------  -------------

      Total due to related parties                                     1,706,000      1,240,860
                                                                  ---------------  -------------

      Total current liabilities                                        4,153,050      3,242,288

Unearned income                                                          294,584        278,417
Obligation under capital lease, less current portion                       4,190          5,226
Minority interest in subsidiary                                          405,063        405,063
                                                                  ---------------  -------------
      Total liabilities                                                4,856,887      3,930,994

Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
    none issued                                                                -              -
  Common stock, $.001 par value, 50,000,000 share authorized,
    1,023,350 shares issued and outstanding at
    December 31, 1998 and 1,737,684 at
    September 30, 1999                                                     1,737          1,023
  Capital in excess of par value                                         917,043         26,477
  Accumulated deficit                                                 (4,900,457)    (3,805,156)
                                                                  ---------------  -------------
      Total stockholders' deficit                                     (3,981,677)    (3,777,656)
                                                                  ---------------  -------------
      Total liabilities and stockholders' deficit                 $      875,210        153,338
                                                                  ===============  =============

See accompanying notes to consolidated financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,            SEPTEMBER 30,
                                     ---------------------  ----------------------
                                        1999       1998        1999        1998
                                     ----------  ---------  -----------  ---------
Revenues:
  Equipment                          $       -     29,134            -    244,267
  Products                             161,550     90,649      362,175    322,014
  Other                                 53,164      3,472      109,741     53,275
                                     ----------  ---------  -----------  ---------

    Total revenues                     214,714    123,255      471,916    619,556

Cost of sales:
  Equipment                                  -      3,155            -     67,390
  Products                              17,246     34,453       94,360     93,829
  Other                                      -          -        2,460        771
                                     ----------  ---------  -----------  ---------

    Total cost of sales                 17,246     37,608       96,820    161,990
                                     ----------  ---------  -----------  ---------

    Gross profit                       197,468     85,647      375,096    457,566

Selling, general and administrative    539,894    215,748    1,365,633    739,845
                                     ----------  ---------  -----------  ---------

Operating loss                        (342,426)  (130,101)    (990,537)  (282,279)

Interest expense                        55,389     39,879      104,764    143,857


    Net loss                         $(397,815)  (169,980)  (1,095,301)  (426,136)
                                     ==========  =========  ===========  =========

Basic net loss per share             $   (0.24)     (0.17)       (0.75)     (0.42)
                                     ==========  =========  ===========  =========

See accompanying notes to consolidated financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                       ---------------------  ----------------------
                                                          1999       1998        1999        1998
                                                       ----------  ---------  -----------  ---------
Cash flows from operating activities:
  Net loss                                             $(397,815)  (169,980)  (1,095,301)  (426,136)
  Adjustment to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                          9,174      8,141       27,521     24,423
    Losses of limited liability companies                 92,482    134,616      178,686    415,413
    Unearned income recognized                           (23,500)   (19,500)     (63,833)   (58,500)
    Issuance of common stock for services                180,000          -      406,280          -
    Cash provided by (used in) changes in:
         Receivables                                     (73,853)   (96,196)     (95,103)   (89,517)
         Inventories                                       1,366     12,583       14,529       (382)
         Other assets                                      9,927      5,717         (979)         -
         Bank overdraft                                   32,725     42,844      (68,632)   127,733
         Accounts payable                                 47,495    (36,804)     (91,386)    27,720
         Accrued liabilities                              45,038      7,005      125,189     75,859
                                                       ----------  ---------  -----------  ---------
      Net cash provided by (used in)
       operating activities                              (76,961)  (111,574)    (663,029)    96,613

Cash flows from investing activities:
  Payments for the purchase of property
   and equipment                                          (1,194)    (2,831)      (9,132)    (5,331)
                                                       ----------  ---------  -----------  ---------
      Net cash used in investing activities               (1,194)    (2,831)      (9,132)    (5,331)

Cash flows from financing activities:
  Payments on notes and commercial paper                 (31,026)  (119,213)    (165,013)  (483,745)
  Proceeds from notes and commercial paper               199,999          -      644,428    150,015
  Due to (from) related party                             (8,637)   (20,890)      (8,276)         -
  Due to (from) stockholders                               3,001    165,219      (91,669)    16,600
  Advances (to) from limited liability companies        (147,575)  (174,166)    (254,264)  (179,404)
  Increase in unearned income                                  -          -       80,000          -
  Proceeds from issuance of stock                              -    258,063      485,000    405,063
                                                       ----------  ---------  -----------  ---------

      Net cash provided by (used in)
       financing activities                               15,762    109,013      690,206    (91,471)
                                                       ----------  ---------  -----------  ---------

  Net increase (decrease) in cash                        (62,393)    (5,392)      18,045       (189)

    Cash at beginning of period                           80,857      6,958          419      1,755
                                                       ----------  ---------  -----------  ---------

    Cash at end of period                              $  18,464      1,566       18,464      1,566
                                                       ==========  =========  ===========  =========

Supplemental disclosure of non-cash activities:
  Cash paid during the period for interest             $  55,389     34,053       91,871    122,846
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

(3)  LITIGATION

     In October, 1999 HealthMax was advised by the Department of Professional and Financial Regulation, Bureau of Banking, Securities Division for the State of Maine that certain sales of LLC's economic interests to Maine residents were not covered by an exemption from registration, and were effected with the assistance of a person not licensed to sell securities in that state, and therefore are subject to rescission. HealthMax, through counsel, has confirmed that it will offer rescission to the Maine investors, but has not yet determined the manner or method of this offer. Neither the LLC's, HealthMax nor the Company has sufficient funds available to return the full amount of the Maine investors' interests ($763,750), should they all elect to rescind their investment. The Company has recorded a liabiltity for the rescission as of September 30, 1999, which resulted in an increase in the liability previously recorded with respect to the state of Maine investors of $640,663. The Company has recorded deferred rescission costs for $640,663.


     In  December   1999  the  Company   became  aware  of  an  inquiry  by  the
     Comptroller's office of the State of Florida into the manner by which certain LLC interests were sold to residents of Florida. The State has requested certain documents and information from the Company, from LLCs and from HealthMax in what the Company believes is an effort to determine if securities were sold without registration or without an exemption from registration, or by persons not licensed to sell securities in the State. The Company is cooperating with the State's inquiry, and is unable to speculate at this time as to the outcome of such inquiry. All LLC interests sold in the State of Florida are approximately $1,472,000.


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


(4)  CONTINGENCY

     At December 31, 1998, the Company has suffered recurring losses and has a net capital deficiency of $3,777,656 and a working capital deficiency of $3,156,695, which raises substantial doubt about its ability to continue as a going concern. The Company is contemplating a public or private offering of securities as a means of raising funds to implement its business plan.


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


Condensed  balance  sheet  at  September  30,  1999

                                      COMPANY     HEALTHCARE   ELIMINATIONS    COMBINED
                                    ------------  -----------  -------------  -----------
Assets:
  Current assets                    $   185,191       58,865              -      244,056
  Property and equipment                 36,748       48,570              -       85,318
  Other assets                          653,271       31,107        (31,107)     653,271
                                    ------------  -----------  -------------  -----------
                                        875,210      138,542        (31,107)     982,645
                                    ============  ===========  =============  ===========
Liabilities:
  Current liabilities                 4,153,050      399,717        (31,107)   4,521,660
  Unearned income                       294,584            -              -      294,584
  Long-term obligations                   4,190       96,786              -      100,976
  Minority interest                     405,063            -              -      405,063
                                    ------------  -----------  -------------  -----------
                                      4,856,887      496,503        (31,107)   5,322,283
Stockholders' Deficit                (3,981,677)    (357,961)             -   (4,339,638)
                                    ------------  -----------  -------------  -----------

                                    $   875,210      138,542        (31,107)     982,645
                                    ============  ===========  =============  ===========

Condensed statement of operations for the nine months  ended September 30, 1999

Revenues                            $   471,916    1,344,105        (33,672)   1,782,349
Operating costs and expenses          1,462,453    1,277,029        (33,672)   2,705,810
                                    ------------  -----------  -------------  -----------
Operating income (loss)                (990,537)      67,076              -     (923,461)
Other expenses                          104,764       39,988              -      144,752
                                    ------------  -----------  -------------  -----------

Net income (loss)                   $(1,095,301)      27,088              -   (1,068,213)
                                    ============  ===========  =============  ===========

Basic loss per share                                                         $     (0.31)
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


Results of Operations for the Periods Ended September 30, 1999 Compared with Periods Ended September 30, 1998

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

     Three limited liability companies affiliated with the Company experienced losses in the nine-month periods ended September 30, 1999 and 1998.

Nine months ended 9/30/99
     LLC I   - $148,476
     LLC II  - $ 64,767
     LLC III - $  1,840
     Total   - $215,083

Nine months ended 9/30/98
     LLC I   - $184,085
     LLC II  - $190,346
     LLC III - $ 64,767
     Total   - $419,609

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

     The cash used in operations for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 was $76,961, $111,574, $663,029 and $96,613, respectively. The major items comprising the cash used in operations were losses of $397,815, $169,980, $1,095,301 and $426,136, respectively. The cash used in operations was reduced by non-cash charges of $180,000 and $406,280 in the three months and nine months ended September 30, 1999 relating to common stock issued for services.

     Cash used in investing activities for the three months ended September 30, 1999 and 1998 and the nine months ending September 30, 1999 and 1998 of $1,194, $2,831, $9,132 and $5,331, respectively related to purchases of property and equipment.

     The net cash provided by (used in) financing activities during the applicable periods was $15,762, $109,013, $690,206 and ($91,471) respectively. The net cash provided by (used in) notes and commercial paper borrowing and payments was $168,973, ($119,213), $479,415 and ($333,730), respectively. The
Company also received $258,063, $485,000, and $405,063 and cash for issuing common stock in the three months ended September 30, 1998 and nine months ended September 30, 1999 and 1998, respectively.

     In October 1999 HealthMax was advised by the Department of Professional and Financial Regulation, Bureau of Banking, Securities Division for the State of Maine that certain sales of the LLC's interests to Maine residents were not covered by an exemption from registration, and were effected with the assistance of a person not licensed to sell securities in that state, and therefore are subject to rescission. Without admitting any violations of applicable Maine securities laws, HealthMax, through counsel, has confirmed that it will offer rescission to the Maine investors, but has not yet determined the manner or method of this offer. Neither the LLC's, HealthMax nor the Company has sufficient funds available to rescind the full amount of the Maine investors' interests (approximately $763,750), should they all elect to rescind their investment. The potential impact this action may have on HealthMax or the Company as a whole, or on their financial statements, cannot be determined at this time. The Company, however, has recorded a liability in the amount of $763,750 on its books.

     In December 1999 the Company became aware of an inquiry by the Comptroller's Office of the State of Florida into the manner by which certain LLC interests were sold to residents of Florida. The State has requested certain documents and information from the Company, from the LLCs and from HealthMax in what the Company believes is an effort to determine if securities were sold without registration or without an exemption from registration, or by persons not licensed to sell securities in the State.
The Company is cooperating with the State's inquiry, and is unable to speculate at this time as to the outcome of such inquiry.

     In addition to the states of Florida and Maine, where a total of $1,472,298 and $763,750, were raised, respectively, LLC interests were sold in other jurisdictions as follows: Utah, $80,000; Texas, $204,198; Missouri, $197,704; Ohio, $65,500; California, $25,000; Minnesota, $51,000; New Jersey,
$25,000; Michigan, $50,000; and Canada, $50,000. Although the Company has not received any communications from the regulators in the jurisdictions other than Florida and Maine concerning the sale of LLC interests, further inquiries are possible. It is impossible at this time to ascertain the potential impact such inquiries may have on the LLC, HealthMax or the Company. Without concurring that any improprieties occurred, the Company believes that further rescission offerings may be required. The Company will continue to evaluate avenues of satisfying any required rescission offerings, and the advisability of offering rescission in jurisdictions where such rescission is not required by the regulatory authorities. Although it was believed at the time of the offerings that they were made substantially in compliance with applicable state law, further evaluation on a state-by-state basis would be required by the Company at this time before stating a position with respect to whether it had actually complied in all material respects with such state laws, which evaluation will be undertaken by the Company in the near future.

     It is premature to predict with any degree of certainty either the magnitude of any rescission offering related to the LLCs, the number of LLC investors that would accept such an offer, the dollar amount the Company would be required to pay, or the cost of that money to the Company in terms of time, expense and dilution of shares (in the event an equity offering is needed to raise the needed funds). The Company presently does not have the funds available to satisfy a cash rescission offer, and is considering a number of methods of raising such funds. The allocation of funds to a rescission may have a further impact on the Company's ability to continue as a going concern. Further, it is expected that any rescission offering would be made pursuant to a registration statement under the Securities Act of 1933, as amended, requiring additional expenses, including legal and accounting expenses, for which the Company is presently unable to pay.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     On October 28, 1999, Marty Kass filed a lawsuit in the Circuit Court for the Eighth Judicial Circuit for Alachua County, Florida, against Dr. Daniel J. Pavlik, Access HealthMax, Inc., Access HealthCare, Inc., and Access Health Alternatives, Inc. The action seeks repayment of a loan and enforcement of a settlement agreement, for approximately $51,664, plus court costs and fees. The Company believes the suit will be satisfied upon payment of all outstanding amounts owed, and has recorded reflected a liability in the amount of $52,000 on the balance sheet at September 30, 1999.

     On January 4, 2000, an action was filed in the Circuit Court for the Ninth Judicial Circuit for Orange County, Florida, by James Michaelides, the Estate of Anna Michaelides and Andrew Nicolaides, against Innovative Health Solutions, Inc., HealthMax, Inc. [sic], Pavlik Chiropractic Group, P.A., Richard A. Weaver and Daniel J. Pavlik. This action seeks the repayment of four loans totalling $145,000 plus court costs and fees. The Company has not yet determined its response to this action. The sums sought are reflected as debt on the Company's books, and are among a series of loans with an approximate present balance of $820,000, with respect to which the Company may be in default, although the Company has not received any other notices of default at this time.

     In October 1999 HealthMax was advised by the Department of Professional and Financial Regulation, Bureau of Banking, Securities Division for the State of Maine that certain sales of the LLC's interests to Maine residents were not covered by an exemption from registration, and were effected with the assistance of a person not licensed to sell securities in that state, and therefore are subject to rescission. Without admitting any violations of applicable Maine securities laws, HealthMax, through counsel, has confirmed that it will offer rescission to the Maine investors, but has not yet determined the manner or method of this offer. Neither the LLC's, HealthMax nor the Company has sufficient funds available to rescind the full amount of the Maine investors' interests (approximately $763,750), should they all elect to rescind their investment. The potential impact this action may have on HealthMax or the Company as a whole, or on their financial statements, cannot be determined at this time. The Company, however, has recorded a liability in the amount of $763,750 on its books.

     In December 1999 the Company became aware of an inquiry by the Comptroller's Office of the State of Florida into the manner by which certain LLC interests were sold to residents of Florida. The State has requested certain documents and information from the Company, from the LLCs and from HealthMax in what the Company believes is an effort to determine if securities were sold without registration or without an exemption from registration, or by persons not licensed to sell securities in the State. The Company is cooperating with the State's inquiry, and is unable to speculate at this time as to the outcome of such inquiry.

     In addition to the states of Florida and Maine, where a total of $1,472,298 and $763,750, were raised, respectively, LLC interests were sold in other jurisdictions as follows: Utah, $80,000; Texas, $204,198; Missouri, $197,704; Ohio, $65,500; California, $25,000; Minnesota, $51,000; New Jersey, $25,000;
Michigan, $50,000; and Canada, $50,000. Although the Company has not received any communications from the regulators in the jurisdictions other than Florida and Maine concerning the sale of LLC interests, further inquiries are possible. It is impossible at this time to ascertain the potential impact such inquiries may have on the LLC, HealthMax or the Company. Without concurring that any improprieties occurred, the Company believes that further rescission offerings may be required. The Company will continue to evaluate avenues of satisfying any required rescission offerings, and the advisability of offering rescission in jurisdictions where such rescission is not required by the regulatory authorities. Although it was believed at the time of the offerings that they were made substantially in compliance with applicable state law, further evaluation on a state-by-state basis would be required by the Company at this time before stating a position with respect to whether it had actually complied in all material respects with such state laws, which evaluation will be undertaken by the Company in the near future.

ITEM  2.  CHANGES  IN  SECURITIES

     On March 3, 1999, the Company designated the rights and preferences of its Series A Redeemable Convertible Preferred Stock, and authorized the sale of up to 1,400,000 shares as part of an offering that was terminated in September 1999 (the "Unit Offering"). Prior to the Unit Offering, no series of preferred stock had been designated. As only one Unit was sold in the Unit Offering for $25,000, the investor and the Company agreed that the Company would not issue the Unit. Instead, the Company has recorded the $25,000 as a liability and, at the investor's election, the Company will either return the funds or will apply it to an investment on the investor's behalf in a future offering of securities by the Company.

     In July 1999 the Company retained The Edge Unlimited, Inc. ("The Edge"), Orlando, Florida to provide certain investor relations and public relations services, for which The Edge will received 150,000 restricted shares of the Company's common stock, under Section 4(2).

     From April through October 1999, the Company exchanged common stock of HealthMax for common stock of Health Alternatives, under Section 4(2), as follows:

Frank  Aldridge                                    30,000  shares
Ambrosia  Health  Enterprises,  Inc.               10,000  shares
John  H.  Brett,  Jr.                              10,000  shares
Albert  K.  Brinson, IRA                            2,000  shares
Shelley  D.  Brown                                 10,000  shares
Philip  and  Linda  Carland                         5,000  shares
Ralph  W.  Catanese                                20,000  shares
Dominick  J.  Costanzo                              5,000  shares

Kenneth  R.  Crutchfield                            2,000  shares
James  D'Angelo                                     5,000  shares
Ralph  L.  Davis,  Jr.                             20,000  shares
Helen  Decker                                       2,500  shares
Berton  L.  DeSelms                                 2,000  shares
Robert  A.  Foss                                    2,000  shares
Richard  and  Phyllis  Gruosso                      5,000  shares
Ronald  and  Kirsi  Hoffman                         5,000  shares
Douglas  Jordal                                     5,000  shares
Frederick  J.  Kollett,  Jr.                        5,000  shares
Gary  S.  Kuskin                                   10,000  shares
Pat  E.  Luse                                       2,500  shares
Michael  and  Charlene  MacDonald                  30,000  shares
Cathy  and  Thomas  Machacyk                        2,500  shares
Bruce  and  Kimberley  Maddox                       2,500  shares
Philip  and  Linda  Mancusi                        10,000  shares
Lillian  and  Peter  Marcelli                       2,500  shares
Luca  and  Yvonne  Masciarelli                      9,200  shares
Robert  and  Anne  Micelotta                        2,500  shares
Stanley  Moreira                                    2,500  shares
Marcy  Morgan                                       2,500  shares
Nelda  and  James  Murray                           2,500  shares
Patrick  M.  O'Neill                                2,500  shares
Pensco  Pension  FBO  Faye  Miles                   2,500  shares
Pensco  Pension  FBO  Raymond  D.  Brown            3,803  shares
Brent  Phillips                                    10,000  shares
Tina  C.  Piasio                                    6,000  shares
Palma  Privitera  Living  Trust                     2,500  shares
Sharon  Procaccioanti                               2,500  shares
Delvin  E.  Ressel  Revocable  Trust                5,000  shares
Retirement Accounts, Inc., FBO Philip J. Carland    5,000  shares
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

     In October 1999, the Board of Directors authorized the issuance of an aggregate of 420,000 shares of common stock to certain employees, 400,000 of which were issued in December 1999, as follows. These were issued under Section 4(2).

Mark  Leutem                                       50,000  shares
Brent  Philips                                     50,000  shares
Steven  Miracle                                   100,000  shares
Daniel  J.  Pavlik                                100,000  shares
Donald  Metchick                                  100,000  shares

     In January, 2000, the Company issued 100,000 shares to each of Donald Metchick and Steven Miracle pursuant to their respective employment agreements, pursuant to Section 4(2).

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


                                   ACCESS  HEALTH  ALTERNATIVES,  INC.
                                   -----------------------------------
                                              (registrant)



     Date:   1/30/00                      /s/  Daniel  J.  Pavlik
            --------                     ---------------------------------------
                                                       (signature)*
                                         Daniel  J.  Pavlik,  President  &  CEO


     Date:   1/30/00                      /s/  Donald  Metchick
            --------                     ---------------------------------------
                                                       (signature)*
                                         Donald  Metchick,  Vice  President


     Date:   1/30/00                      /s/  Steven  Miracle
            --------                     ---------------------------------------
                                                       (signature)*
                                         Steven Miracle, Chief Operating Officer


*Print  the  name  and  title  of  each  signing  officer  under this signature.