Form 10KSB
period 1999-12-31
ACCESS HEALTH ALTERNATIVES INC
filed 2000-04-14
CIK 1084463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the fiscal year ending December 31, 1999

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         COMMISSION FILE NUMBER 0-26445

                        ACCESS HEALTH ALTERNATIVES, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             FLORIDA                                     59-3542362
-------------------------------               -------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation  or  organization)

         4619  Parkbreeze  Court
           Orlando,  Florida                             32808
  --------------------------------              ------------------------

Issuer's  telephone  number  (407)299-0629

                                -----------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of each class                      Name of each exchange on which
                                              each class is registered

                                     -NONE-
    ----------------------                    -------------------------------



           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the exchange act during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and (2) has been Subject to such filing requirements for the past 90 days.

                               [ X ] YES [   ] NO

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation s- b is not contained in this form, and no disclosure will be
Contained, to the best of registrant's knowledge, in definitive proxy or Information statements incorporated by reference in part iii of this form 10-ksb
Or  any  amendment  to  this  form  10-ksb.  [   ]

STATE  ISSUER'S  REVENUES  FOR  ITS  MOST  RECENT  FISCAL  YEAR:  $523,484

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. (see definition of affiliate in rule 12b-2 of the exchange act.) The aggregate market value of the voting stock held by non-affiliates computed be reference to the average bid and asked price of such stock, as of March 30, 2000 is $1,253,278 based upon a per share price of $0.75.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the exchange act after the distribution of Securities under a plan confirmed by a court.

                               [   ] YES [   ] NO

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of Company equity, as of the latest practicable date. As of March 20, 2000 2,636,887 shares of the issuer's $.001 par value common stack were outstanding.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT:  [   ]  YES  [ X ]  NO


                        ACCESS HEALTH ALTERNATIVES, INC.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

GENERAL  CORPORATE  HISTORY

     Access Health Alternatives, Inc. (the "Company") was incorporated on October 4, 1988 in Florida as b c Insurance Services, Inc., and changed its name to plc venture corp. ("plc") on May 18, 1998. From its inception, plc had no Assets and did not engage in business. Plc, Access Healthmax, Inc., a then unaffiliated Florida corporation ("Healthmax"), and the holders of approximately 94% of the outstanding common stock of Healthmax (the "Healthmax principals") entered into a share exchange agreement, dated as of September 2, 1998(the
"agreement"), pursuant to which the Healthmax principals on September 2, 1998 (the "exchange date") were issued 0.08 shares of common stock of plc for each share of Healthmax' common stock owned by them (the "exchange"). In accordance with the foregoing, the Healthmax principals received an aggregate of 565,930 shares of common stock of plc on the exchange date.

     Healthmax originally was incorporated under the name "Access Nutritionals, Inc." in December 1995; in January 1996 it changed its name to "access Healthmax, inc." as of the exchange date, Healthmax became a majority-owned subsidiary of plc. At that time, the Healthmax principals were appointed to the Company's board of directors, and the previous officers and directors of the Company resigned in all capacities. Following the exchange, the Healthmax Principals owned approximately 56.4% of the Company's outstanding common stock; The original shareholders of plc owned approximately 3% of the Company's outstanding common stock; and other parties owned approximately 40.6% of the Company's outstanding common stock, which they acquired from prior plc Shareholders in a private transaction.

     Prior to, and in contemplation of the exchange, the Company's articles of Incorporation were amended to change its name to "access Healthmax holdings, Inc.," and to increase its authorized capital stock to 50,000,000 shares of Common stock, par value $0.001, and 10,000,000 shares of preferred stock, par Value $0.01. In March 1999, the Company's amended and restated articles of Incorporation were again amended to change its name to "access Health Alternatives, inc.," and a 10-for-1 reverse split was declared effective March 15, 1999. All numbers of shares of common stock and preferred stock referenced In this registration statement (including references earlier in this document) Have been adjusted for this reverse split, unless otherwise indicated.

     On March 31, 1999, the board of directors authorized the acquisition of Access Healthcare, inc. ("Healthcare"), an affiliated entity, in exchange for Two million shares of the Company's common stock. In October 1999, the Company And Healthcare verbally agreed to delay the closing of this transaction until The securities and exchange commission has indicated it has no further comments To the Company's form 10 sb presently on file with the commission, the timing of Which cannot be predicted by the Company.

     In late April 1999, the Company agreed to acquire the minority interests in Healthmax for restricted stock of the Company, at the rate of one share of the Company's common stock for each share of Healthmax stock exchanged. This Transaction was substantially completed in May 1999, but documentation was not Completed until January 2000. Approximately 50 minority shareholders have Exchanged approximately 350,000 shares of Healthmax common stock for Approximately 350,000 restricted shares of Health alternatives' common stock.

     The Company currently operates as a holding Company with two subsidiaries. Operations of the nutritional Health care business of the Company are conducted Under its Healthmax subsidiary. In May 1999 the Company formed its second Subsidiary, access Health assurance plans, inc. ("hap"), a Florida corporation That will market the Company's member benefits programs. It is intended that the Clinical aspects of the Company's complementary and alternative Health care Program will be conducted under Healthcare through Healthcare-owned locations, Following the conclusion of the pending acquisition. Unless the context Indicates otherwise, references hereinafter to "the Company" include Healthmax, Healthcare and hap. The Company's principal place of business is 4619 parkbreeze Court, orlando, Florida 32808. Its telephone number is (407) 299-0629.

HISTORICAL  CAPITALIZATION

     Initial funding of Healthmax was provided through approximately $2.2 Million in short-term debt financing which was loaned to Healthcare by Individual investors. Most of that indebtedness was assigned by Healthcare to Healthmax. This indebtedness was $869,637 at December 31, 1998 and presently is The $822,135.

     In October 1997, Healthmax organized access Healthmax, llc ("llc i"), a Colorado limited liability Company, to market the Company's nutritional program In Florida and colorado. Utilizing the new marketing strategy, llc i established A regional office in colorado springs, colorado, and also commenced operations Out of the offices of the corporate offices in orlando, Florida. Healthmax Organized Access Healthmax llc ii in 1997 to market the Company's nutritional Products in Minnesota, Illinois, Wisconsin, Iowa, North Dakota, South Dakota, Kansas, Nebraska, Missouri, Texas, Oklahoma, Arkansas And Louisiana. Healthmax Organized Llc Iii in 1998 to Market the Program In Washington, D.C., Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, New Jersey, New York, Connecticut, Delaware, Maryland And Pennsylvania. Llc i, llc ii and llc iii are Separate legal entities; the respective investors in each limited liability Company have no rights to participate in the marketing areas, business, profits Or assets of the other entity, or in the capital structure of Healthmax or the Company. For information about the relationship between the Company and its Llcs, and the flow of goods, services and payments between the Company and the Llcs, see "limited liability companies affiliated with the Company," below.

     During the first half of 1998, Healthmax conducted an offering of Securities, resulting in gross proceeds of approximately $450,000. In September 1998, Healthmax completed a reverse merger with plc venture corp. (which had Been a dormant business from inception). In February 1999, the Company completed A limited offering of common stock resulting in gross proceeds of $485,000. In March 1999, the Company began an offering of units consisting of preferred stock And warrants, for gross proceeds of up to $1,008,000 (the "unit offering"). That Offering has been terminated, having raised gross proceeds of $25,000. Funds Raised in the unit offering have been recorded as a liability on the Company's Books, as they May be returned to the investor or converted to an investment in A future offering by the Company, at the investor's election.

LIMITED  LIABILITY  COMPANIES  AFFILIATED  WITH  THE  COMPANY

     The capital structure of each of the llcs is set forth in a separate Operating agreement, with Healthmax as the manager of the llc and the investors In each llc as economic members. The economic members generally have specified Rights to participate in distributions of cash and assets, and to vote on Certain limited matters, but have no rights to participate in the management of The business of Healthmax. Healthmax, as the manager of each llc, has complete Authority to manage the business of the llc.

     Distributable  cash  from  operations  of  each  llc will be distributed as
Follows: first, to the economic members until they have received total cash Disbursements equal to their preference; second, to the economic members until They have received total cash disbursements equal to their initial capital Contributions plus 25% thereof; third to Healthmax (as general member) until it Has received total cash disbursements equal to its initial capital contribution ($10,000 for each llc); and thereafter, 25% to the economic members and 75% to Healthmax.

     preference is defined in each operating agreement to be the right of each Economic member to receive from distributable cash paid out by the llc, a Non-guaranteed, cumulative, non-compounding cash payment equal to 10.5% (annual Interest) of the economic member's initial capital contribution. Payment of the Preference is not secured by assets of Healthmax, the Company or any affiliate Of the Company, is not an obligation of any affiliate of the Company, and is to Be paid only from profits derived from operating revenue realized by the llc. Payment of the preference will continue, in amounts equal to 10.5% of the Original initial capital contributions, until the economic members, as a class, Have received total cash disbursements equal to their initial capital Contributions plus an additional amount equal to 25% of such original initial Capital contributions.

     Profits of the llc generally will be allocated 100% to the economic members Until cumulative net profits paid to them equal cumulative cash preference Payments (including amounts equal to 125% multiplied by the amount of the Initial capital contributions); thereafter, profits will be allocated 25% to the Economic members and 75% to Healthmax. Losses are allocated 99% to the economic Members and 1% to Healthmax, and are treated as a reduction of Healthmax' Selling, general and administrative expenses. When an llc's account balance has Been reduced to zero, there are no further allocations of losses, according to The operating agreement.

     pursuant to the operating agreement with each llc, Healthmax has received From each llc $65,000 on a one-time basis for each regional office opened by the Llc in their respective regions, such payment being for the right to use the Computer systems software and clinic marketing data base of Healthmax, for Accounting and other office administration services performed for the llc, and For the payroll cost to Healthmax of providing personnel for training and Marketing sessions for Healthcare doctors from participating clinics. In Addition, each llc has reimbursed Healthmax approximately $75,000 for legal, Accounting and other costs incurred and paid by Healthmax in connection with the Development of the business plan for each llc.

     also, pursuant to each llc operating agreement, Healthmax receives $10,000 Per month as a management fee for each regional office of each llc. The Management fee offsets a portion of Healthmax' ongoing general and Administrative overhead expenses.

     pursuant to the operating agreement with each llc, Healthmax has the option To purchase all of the limited liability Company interests held by the economic Members, at a price equal to 125% of the original purchase price (initial cash Capital contribution) therefor.


BUSINESS  OVERVIEW.

     The Company, through its subsidiaries, is building a diversified national Alternative Healthcare network. The Company, through its majority-owned Subsidiary Access Healthmax, Inc., presently offers a nutritional alternative to Traditional Healthcare, in a clinical setting through Healthcare providers. Healthmax has developed and is distributing proprietary blends of nutritional Products under the supervision of Healthmax-trained professionals and through Other distribution channels. Additionally, the Company plans to launch a robust Internet gateway providing information about nutritional Health to consumers, Along with product sales, and support for its national group of access Healthmax Nutritional centers. Following the acquisition of Healthcare, the Company will Offer complimentary and alternative Healthcare services, initially consisting of Acupuncture, massage therapy, nutrition, and chiropractic services in the Central Florida region. The Company's newest subsidiary, hap, offers an Employer-directed program of nutritional support to employees, providing Discounts on Healthmax products and services through the access Healthmax Provider network.

     Daniel J. Pavlik organized Healthmax to market to Healthcare clinics and Independent distributors a comprehensive "wellness" and "preventive" Healthstyle/lifestyle management program which incorporates the sale of Nutrition supplement products. Healthmax commenced operations in February 1996. Since that time, the Company has focused on the development of its proprietary Blend of nutritional products, and has tested various methods of distribution. The additions of Healthcare and hap to the Company are believed to add broader Dimensions to the delivery of wellness and preventive care. As of January 2000, Approximately 165 Healthcare centers either offer or have agreed to offer Healthmax products and services.

     The Company's primary clinical channel for distributing Healthmax Nutritional products and services is the Healthmax nutritional center. This Channel is supported by two additional networks presently under development: the Independent Health assurance agent network; and the Health associate network. Although the Company believes that these networks will form the foundation for The distribution of the Company's products and services, the Company also Believes that it is important to continuously evaluate the efficacy of these Networks, and of the Company's delivery strategies in general. Accordingly, the Company anticipates modifications in these networks, the elimination of one or More networks, and the addition of other networks and methods of distribution, From time to time as performance indicates.

HEALTHMAX  NUTRITIONAL  CENTERS

     The principal method for delivering the Company's nutritional products and Services is through the Healthmax nutritional center, a clinical facility Licensed to offer Healthmax' products and services. Healthcare providers who are Associated with the centers are part of the Healthmax preferred provider Network, and will be given access to members of the nutritional options plus Plan, described below. Healthcare providers authorized to distribute Healthmax Products must be recognized and licensed diagnosticians in the states in which They operate, and must be either chiropractors, allopaths, or osteopaths. As of January 2000 , providers servicing approximately 165 centers offer, or have Agreed to offer, Healthmax products and services.

     members of the Healthmax preferred provider network receive training and Educational programs on an ongoing basis; the Company strongly recommends that Members follow a course of Healthmax-designed study leading to Healthmax Certification. This ongoing training, and the ongoing support provided by Regional and national Healthmax staff, is one of the features the Company
Believes highlights the Company's emphasis on the clinical component of the Delivery of its nutritional products, and distinguishes Healthmax from other Participants in this industry.

ACCESS  HEALTH  ASSURANCE  PLANS,  INC.  ("HAP")

     Hap is the Company's newest subsidiary, and much if its business remains Under development. It offers two member benefits programs, briefly described Below.

     The nutritional options plan is a member benefits plan open to individuals And families, at no monthly fee. Discounts on Healthmax products are provided, As are copies of the Company's wellcare bulletin and wellcare journal.

     The nutritional options plus plan is an employee membership plan, designed To primarily be an addition to existing Health benefit programs, similar to a Vision care or dental care. For a fixed monthly fee per member per month, Employers can provide their employees with discounted fees on services provided By members of the Healthmax preferred provider network (including a free annual Wellness exam and the lowest retail pricing available on Healthmax nutritional Products). Members also will receive free copies of the Company's wellcare Bulletin and other informational material on an ongoing basis.

     Participants in the nutritional options plus plan receive a greater range And depth of benefits than those in the nutritional options plan, including Steeper discounts on products and an annual wellness exam. The "plus" plan is Designed to provide maximum benefits when members take advantage of the clinical Services of the Healthmax preferred provider network, in contrast with the basic Plan, which provides more moderate discounts to consumers that either have no Access to the Healthmax preferred provider network or prefer a more "self-help" Form of nutritional Healthcare.

THE  ROLE  OF  HEALTH  ASSURANCE  AGENTS  AND  HEALTH  ASSOCIATES

     The Company believes that the successful deployment of its method of Distribution of products and services will be enhanced by the development of a Robust network of independent "Health assurance agents" and a broad-based Universe of "Health associates." Health assurance agents identify companies that Appear to be candidates for participating in the nutritional options plus plan, Based on their geographic location and their numbers of employees. These agents Are expected to be currently involved in offering Health-related voluntary Member benefits programs to and through employers, such as dental-care and Vision-care programs, and will add the nutritional options plus plan to their Menus. Agents will be paid commissions based on the number of employees Enrolled.

     Anyone  that  actively  engages  in  enrolling  members  of the nutritional
Options plan is a Health associate. Compensation will be paid based on the Volume of products purchased by members enrolled by the Health associate, and For referrals to other Health associates, subject to quotas.

     The Company is in the process of developing strategies to recruit Health Assurance agents and Health associates, and anticipates active use of the Internet and other direct marketing means as integral part of this effort. Additionally, the Company intends to form alliances with an existing benefit
Communication and enrollment firms that specialize in worksite marketing and Benefit delivery systems, in order to accelerate the development of Health Assurance agents and the deployment of the nutritional options plus plan. One Such alliance has been formed with the benecom group, a benefits enrollment
Company, that has agreed to represent the nutritional options plus plan to Employees of employers recruited through their efforts

INDUSTRY

     There are approximately 550,000 allopathic doctors and approximately 50,000 Chiropractors and 50,000 osteopaths who are licensed to practice in the united States. A great majority of these practitioners work as solo practitioners or in Small group practices. Most practitioners now are realizing reduced incomes as a Result of the growth of hmos and other efforts by employers and government to

Limit or stop increasing Health care costs. As an alternative to becoming direct Employees of hmos, those doctors and other practitioners who wish to remain Independent or in a small group need to achieve economies of scale and, where Possible, diversify and increase revenue centers.

COMPETITION  OVERVIEW

     With respect to competition for the consumers of Healthmax products and Services, the principal markets in which the Company competes are competitive And fragmented, with competitors in the nutritional supplements market and the Alternative Healthcare markets. Increased competition could have a material Adverse effect on the Company, as competitors May have far greater financial and Other resources available to them and possess extensive manufacturing, Distribution and marketing capabilities far greater than those of the Company.

     Although there are thousands of Health food stores, including some small Chains and several national companies, all of which sell a variety of herbal and Other nutritional items, and one national retail chain (general nutrition Centers), the Company is unaware of any other Healthcare Company utilizing a Systems approach, with a clinical component attached to the delivery of Products. Moreover, while nutritional products, supplements and vitamins are Being sold over the internet by such enterprises as vitamins.com, the Company is Unaware of any website offering interaction with practitioners on a membership Basis.

     During the past several years, a number of companies (such as anabolic Labs, inc., and metagenics, inc.) Have attempted to use Healthcare providers as A sales channel for the distribution of vitamins, supplements and other
Nutritional Healthcare products. Most of these competitors, the Company Believes, have used a multi-level marketing or network marketing approach, and Have offered practitioners no education, support or training related to the Delivery of the products. The Company believes that its ability to compete for, And retain, the loyalty of its providers as vendors of Healthmax products will Be derived largely from a comprehensive approach to the market that features a "closed loop" of mutually supportive activities. Providers are trained in the Healthmax approach to nutritional services and receive support through visits With Healthmax-trained provider representatives. These providers also Participate in the nutritional options plus plan, which is designed to deliver New patients to their practice. Provider retention is expected to be enhanced by The inclusion of free services such as patient newsletters and an internet Presence that will be offered to practitioners who request it.

     The Company believes it can effectively compete by establishing a robust, And atypical, distribution channel through the offices of licensed professionals Who have been trained in the evaluation of patients from a nutritional Standpoint. This network of providers will create an underpinning for the Company's program that communicates a significant point of difference from Nutritional retail operations and, as such, a competitive advantage for Healthmax. In addition, Healthmax will distribute products containing only Pharmaceutical-grade raw material, which is not believed to be the case of most Mass-marketed nutritional supplements. Lastly, Healthmax products are a unique Blend of ingredients, which delivers in one bottle the ingredients often found In multiple bottles. For example, oxyaccess contains 10 distinct anti-oxidants, Which are more commonly sold individually or in smaller combinations. With Respect to its ability to compete effectively for distributors (Healthcare Providers who distribute the Company's products), Healthmax believes that the Training and tools that it offers with respect to nutritional Healthcare are Attractive incentives to professionals interested in expanding their scope Beyond the curriculum taught in school, while providing a means of enhancing Their revenue stream. Moreover, as the nutritional options plans offered Through hap develop more fully, Healthmax will deliver new patients to the Members of its provider network, an advantage the Company does not believe can Be offered by others in this industry.

     With respect to Healthcare, the Company believes that its competitive Advantage will be derived from an ability to provide enhanced services, improved Quality and greater availability than other providers of complimentary and Alternative medicine (cam). The Company believes that it is the only cam center In the orlando, Florida area that offers chiropractic, podiatric and nutritional Medicine, as opposed to single modality centers. Further, its experience in Managed care has resulted in the development of an administrative infrastructure For credentialing, payment, and account processing as a means of delivering "one Stop" operations, from administrative support, to provider availability to the Managed care payor. Accordingly, while the managed care environment makes Competition on the basis of price insignificant, the Company believes that Healthcare's infrastructure should enhance its ability to operate more Profitably.

     INTELLECTUAL  PROPERTY

     The Company has relied on common law copyright, trademark and service mark Rights to protect its intellectual property, and on common law trade secrecy Laws with respect to the formulations of its products. Common law intellectual Property rights do not provide the Company with the same level of protection as Afforded by a united states federal registration of a mark. In

Addition, common law rights are limited to the geographic area in which the mark Is actually used, while a united states federal registration of a mark enables The registrant to stop the unauthorized use of the mark by any third party Anywhere in the united states even if the registrant has never used the mark in The geographic area wherein the unauthorized use is being made provided, However, that an unauthorized third party user has not, prior to the Registration date, perfected its common law rights in the trademark in that Geographic area). The Company also intends to register its trademarks in foreign Jurisdictions where the Company's products are sold, when such international Sales commence. However, the protection available in such jurisdictions May not Be as extensive as the protection available to the Company in the united states.

     As of January 2000, the Company (through Healthmax) had one federal Trademark and service mark registration pending with the united states patent And trademark office (the "pto"). The application (serial number 75/601,162 Filed December 7, 1998) covers the phrase "access Healthmax," for nutritional Supplements (class 5), and for Healthcare services (class 42). In addition, Healthmax has filed for copyright protection of the "access Healthmax system Manual," and is awaiting a file number from the pto. The Company's policy will Be to pursue registrations for all of the trademarks and service marks Associated with its key products and services, as human and financial resources Allow.

CURRENT  NUTRITIONAL  SUPPLEMENT  PRODUCTS

     Healthmax' proprietary formulations of vitamin, mineral and enzyme Supplements have been formulated by a certified nutritionist, in consultation With other Healthcare professionals. The products are made from natural, whole Food plant sources and are formulated to address specific nutritional Deficiencies through a systems approach to wellness. Products are manufactured For Healthmax to its specifications by a private manufacturing Company that Serves the nutritional supplement industry.

     The following are descriptions of the key products being sold as of January 2000, categorized by the system they are designed to address. In addition, the Company has formulated a number of other products, which have not yet been Manufactured or sold.

DAILY NUTRITIONAL SYSTEM (DESIGNED TO SUPPLY THE BODY'S DAILY NEED FOR VITAMINS, MINERALS, PLANT ENZYMES AND TRACE ELEMENTS):

     DIGESTYME  -   AN  ENZYME  COMPLEX  THAT  HELPS  OVERALL  DIGESTION  AND
               ASSIMILATION  OF  FOOD  AND  REDUCES  FATIGUE
     VITADAY  -     A  WHOLE  FOOD  MULTI-VITAMIN  AND  MINERAL  COMPLEX  THAT
               SUPPLIES THE BODY'S DAILY NEED FOR VITAMINS, MINERALS AND TRACE ELEMENTS

ENDOCRINE SYSTEM (DESIGNED TO INCREASE HORMONE LEVELS, BOOST IMMUNE FUNCTION AND MEMORY FOR WOMEN, AND REDUCE AND PROTECT AGAINST PROSTATE GLAND ENLARGEMENT AND INCREASE LIBIDO FOR MEN):

     Prostatemax  -    a  natural  support  for the prostate gland that protects
               against  prostate  gland  enlargement  and  improves
               prostate  function
     Youngagain  -     an  anti-aging  formula  containing natural aging factors
               that serves to increase hormone levels and boosts immune function and memory

Circulatory system (designed as a natural appetite suppressant and to increase Metabolism of fat):

     Slimmax  -        a  fat  and  carbohydrate  eliminator  that binds dietary
               lipids  (fats),  lowers  dietary  and  serum  cholesterol
               and  triglyceride  levels  and  naturally  reduces  appetite
     Thin-ergy  -      a  thermogenic  herbal  energy  formula  designed  to
               activate metabolism of fat stored in the brown adipose tissue

Detoxification system (designed to eliminate toxins from the blood stream and Waste products from the body and to improve absorption of nutrients from food):

     Liverpure  -      a  gentle  and  effective  herbal  liver  detoxifier that
               gradually  removes  excess  and  stored  waste  products
               from  the  body
     Colonpure  -      a  gentle  and  effective  intestinal  purifier  that
               improves absorption of nutrients and helps remove waste products from the colon

Musculo-skeletal system (designed to support tissue repair, reduce inflammation, Swelling, arthritic pain and soft tissue pain due to injury):

     M.B.J.  -         (muscle, bone & joint);  an  all  natural support for the
               musculoskeletal  system  that  helps  replace  bone  mineral loss  and  provides  nutritional  building  blocks  for
               joint  surfaces
     Inflammazyme  -   a  natural  anti-inflammation  formula  that  reduces
               swelling, joint pain, and soft tissue pain due to injury

Digestive system (designed to replace digestive enzymes and the "good bacteria" In the digestive tract):

     digestyme  -      (see  above)
     floraplus  -      a probiotic  that  replenishes the "good bacteria" in the
                 digestive  tract

Immune system (designed to promote anti-bacterial and anti-viral action and Protects against free radical damage):

     oxyaccess  -      an antioxidant  that  assists  in  protecting  the  body
                 against  free  radical  damage  and  increases  oxygen  to the  cells
     immunemax  -      an  immune  boosting  formula  that  promotes
                 anti-bacterial action, anti-viral action, and anti-fungal action

     The Company also is developing a series of wellness protocols, such as its Weight wellness program, which incorporate certain of its products (e.g., Vitaday, Slimmax and Thin-ergy, in the case of the weight wellness program) with A specific clinical program (such as a low-carbohydrate diet) under the guidance Of Healthmax trained Healthcare professionals.

PLANNED  ACQUISITION  OF  HEALTHCARE

     In March 1999, the Company decided to acquire Healthcare for approximately Two million shares of the Company's common stock. The transaction is subject to The completion of definitive agreements and additional due diligence. In October 1999, the parties agreed to defer closing on this transaction until the Securities and exchange commission has indicated that it has no further comments With respect to this registration statement. The Company's president and chief Executive officer is the principal shareholder of Healthcare, and will receive Most of the consideration on the completion of the acquisition. The Company Believes that the acquisition of Healthcare will serve as the platform for the Acquisition of additional revenue-generating complementary and alternative Healthcare practices, consolidating back-office operations and increasing the Consistency and quality of services, as well as enabling Healthcare to offer the Benefits of its contracts to other complementary and alternative Healthcare Practices.

     Healthcare is currently engaged in the business of providing complementary And alternative Healthcare services through its four Healthcare-owned locations In the central Florida area and over 100 affiliated practices throughout the State of Florida. The Healthcare-owned centers offer, to varying degrees, Acupuncture, massage therapy, nutrition and chiropractic services. Affiliated Practices all offer chiropractic services and May offer one or more other Complimentary and alternative service. Services are provided under a range of Reimbursement programs that include traditional insurance plans, workers'
Compensation,  personal  injury,  private  pay,  hmos,  and  ppos.

     Healthcare estimates that in excess of 90% of its revenue consistently Comes from the four Healthcare-owned clinics, while less than 10% of its revenue Is derived from the administrative fees generated by the affiliated centers.

     Healthcare is the outgrowth of Daniel J. Pavlik, D.C., P.A., which was Organized in the state of Florida in April 1983 by Dr. Pavlik. Dr. Pavlik owned and operated Healthcare as a sole practitioner for a number of years with a small support staff. As the practice grew, Dr. Pavlik hired additional Chiropractic physicians to be associate doctors with him. Healthcare focused, during its initial years, on the treatment of the work-related injury, pursuant to claims under the Florida department of worker's compensation law. Dr. Pavlik and Healthcare have worked diligently in the marketing of and the communication with the third-party payors and many employers in the central Florida area.

     Due to requests from both insurance companies and employers for Healthcare to provide wider geographic access to its clinical protocols, procedures, staff and expertise, Healthcare started a process of looking at expansion, and did so from late 1987 through early 1993. During its initial expansion, Healthcare made a decision to move into the new area of Healthcare called "managed care."

     In order to provide the breadth of geographic coverage required by the Nature of managed care and the relationships with third-party payors, Healthcare Established relationships with providers in the central Florida area in specific Territories that were not otherwise serviced by Healthcare-owned centers. This Enables Healthcare and Healthcare affiliated clinics to service a greater Patient base, making the Healthcare enterprise, as a whole, more attractive to Larger participants in the managed care arena, because more patients May be Serviced through the relationships with Healthcare than could be serviced Through the Healthcare-owned clinics alone.

     An affiliated clinic is a clinic not owned by Healthcare but whose doctors And staff are under contract with Healthcare to provide necessary services Compensable through third-party payors, such as cigna, prucare and
Healthoptions. While the affiliated clinic contracts directly with the Third-party payors as part of that payor's "panel" of Healthcare providers, Healthcare serves as a liaison between the third-party payors and the affiliated Clinics, processing and managing the claims and administrative aspects of their Relationships. For these services, Healthcare retains 10%-18% of revenue Collected by it on behalf of those providers from the third-party payors, and Pays the balance to the providers, whether the provider's relationship with the Payor calls for a captivated payment or on a discounted fee for service basis, Or otherwise. Healthcare has no financial interest in the affiliated clinics, Nor any responsibility for the delivery of Healthcare services. Healthcare does Oversee the clinics' utilization management and quality assurance functions of Patient care as part of its interaction between the providers and the payors, However it does not take any role in the day-to-day operations of the affiliated Clinics.

     Healthcare, under the Company's umbrella, intends to expand its marketing And operational plans throughout the united states, both in terms of acquired Clinics and affiliated clinics. As the Company's human and financial resources Allow, a focused market study will be developed to assess regional market Opportunities and a specific acquisition strategy. Although there have been Other attempts at national "roll-ups" of Healthcare practices, the Company Believes that it will be able to offer advantages to target practices and Otherwise will be well-positioned to make this venture successful.

     Healthcare provides no products other than certain nutritional Healthcare Products of Healthmax that it distributes, and certain durable medical equipment Prescribed to patients during the normal course of patient care. These products Are not unique to nor proprietary to Healthcare.

     Healthcare maintains a diverse customer base, with no predominant payor or Payor type. As a participant in the highly competitive field of complimentary And alternative Healthcare, it May be expected that this Company competes with Other practice groups who May have greater financial and human resources than Healthcare.

REGULATION  -  PRODUCT  FORMULATION  AND  LABELING.

     The Company's products are subject to regulation by one or more federal Agencies, including the fda, ftc, consumer product safety commission, and Various state and local agencies. In particular, the fda regulates the labeling And sales of dietary supplements, including vitamins, minerals and herbs, food Additives, food supplements, cosmetics, and over-the-counter and prescription Drugs. The private label companies used to manufacture the Company's products Are subject, among other things, to regulation by the fda as food manufacturing Facilities in compliance with the current good manufacturing practices ("cgmp") Rule promulgated by the fda.

     The dietary supplement Health and education act of 1994 (the "dsa") amends The united states food, drug, and cosmetic act by defining dietary supplements To include vitamins, minerals, nutritional supplements and herbs. The dsa
Provides a regulatory framework to ensure safe quality dietary supplements and The dissemination of accurate information about such products. Dietary Supplements are regulated as foods under the dsa and the fda is generally Prohibited from regulating the active ingredients in dietary supplements as food Additives or as drugs unless the product claims trigger drug status.

     The dsa provides for specific nutritional labeling requirements for dietary Supplements effective January 1, 1997. The dsa permits substantiated, truthful And non-misleading statements of nutritional support to be made in labeling, Such as statements describing general well-being from consumption of a dietary Ingredient or the role of a nutrient or dietary ingredient in affecting or Maintaining structure or function of the body. In addition, the dsa authorizes The fda to promulgate cmgps for dietary supplements modeled after cmgps for food Manufacturing. The fda will be proposing various rules and regulations to Implement the dsa; however, Healthmax believes it is in material compliance with All currently applicable laws.

     The dietary supplement industry is subject to regulations by the fda and Local authorities. However, dietary supplements have now been affirmed by the Dsa as a food and not a drug or food additive. As a result, the regulation of Dietary supplements is significantly less restrictive than the regulatory Framework imposed upon manufacturers or distributors of drugs and food Additives. Unlike food additives, which are more regulated, and new drugs, which Require regulatory approval of formulation and labeling prior to marketing, Dietary supplement companies are authorized to make substantiated statements of Nutritional support and to market new, manufacturer-substantiated-as-safe Dietary supplement products without fda preclearances. Since the Company makes No therapeutic claims for its products, the Company believes it falls within This category. However, the fda retains jurisdiction to regulate labeling and Printed sales literature insofar as such materials May invoke the fda's Health Claims regulations. The Company cannot determine what effect new fda regulations In this area might have on its business in the future. Such regulations could, Among other things, require expanded or different labeling, the recall or Discontinuance of certain products, additional record keeping and expanded
Documentation of the properties and certain products and scientific Substantiation.

     in the future, the Company May be subject to additional laws or regulations Administered by the fda or other federal, state or foreign regulatory
Authorities, the repeal of laws or regulations that the Company considers Favorable, such as the dshea, or more stringent interpretations of current laws Or regulations. The Company is unable to predict the nature of such future laws, Regulations, interpretations or application, nor can it predict what effect Additional governmental regulations or administrative orders, when and if Promulgated, would have on its business in the future. They could, however, Require the reformulation of certain products to meet new standards, the recall Or discontinuance of certain products not able to be reformulated, imposition of Additional record keeping requirements, or expanded documentation of the Properties of certain products, expanded or different labeling and scientific Substantiation. Any or all of such requirements could have a material adverse Effect on the Company's results of operations and financial condition.

RESEARCH  AND  DEVELOPMENT

     Although  the Company  has chosen to  integrate  the costs of research  and
Development in its general overhead, and has not separately accounted for Research and development expenses, management is of the view that until 1999, Virtually all of its expenditures were in the nature of research and Development. Total expenditures for each of the last two fiscal years were $1,697,789 in the fiscal year ended December 31, 1998, and $1,373,562, in the Fiscal year ended December 31, 1997, virtually all of which were related to Product formulation, development and revision of distribution methods, Development and revision of marketing strategies, or development and revision of Training and support protocols and associated manuals.

     management anticipates spending little, if anything, on product research And development in 1999, although it May bring to market several products Already formulated but not presently being produced. To the extent significant Research and development does occur in 1999, the Company believes that it will Be related to adjustments and/or refinements in current product lines and in Testing of new and old methods of distribution, training, marketing and support.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

    Effective Novermber 1, 1999, the Company's corporate headquarters, including Administrative offices, distribution and research and development facilities, The offices of Healthmax and of hap, are located at 4619 parkbreeze court, Orlando, Florida 32808. The facilities consists of approximately 1,500 square Feet of office space and approximately 3,000 square feet of warehouse Space and are leased by Access Healthcare, inc., under a three-year agreement With Dr. Philips, inc., an unaffiliated party, for a monthly rent of $1,950, With cost of living increases in the second and third years. Healthcare provides The space to the Company at the same rent and under the same terms applicable to It under its lease with the landlord. Dr. Pavlik, the Company's president (and The president of Healthcare) has personally guaranteed the lease.

     Prior to Novermber 1, 1999, the Company leased its offices on a Month-to-month basis from psc realty, an affiliated party, at a monthly rent of Approximately $1,500. Healthcare, which maintains a clinic and its principal Administrative office at the same address (2016 s. Orange avenue, orlando, Florida), has assumed the Company's portion of the space, and, as of Novermber 1, 1999, is obligated for monthly rent of $3,000.

     The Company also maintains a regional sales office in bloomington, Minnesota. Prior to September 1, 1999, the Company had been renting that office From an employee, Dr. Mark leutem, on a month-to-month basis for $600 per month. Dr. Leutem is no longer charging the Company rent, although it continues to Maintain a presence at that location.

     Until October 1, 1999, the Company maintained a regional sales office in Colorado springs, colorado, which it had rented from an unaffiliated third Party, tim rose as receiver, for a monthly rent of $600.00. The Company has not Determined whether or to where it will relocate its colorado office.

     Until Novermber 1, 1999, the Company utilized certain distribution Facilities in norcross, georgia, under a verbal agreement, for which it paid $2,000 per month to solos management, an unaffiliated third party, through Paideia Health, inc., an affiliated party. This arrangement has been terminated.

     The Company believes all leased property is in good and satisfactory Condition, and is suitable for the Company's business needs for the term of the Respective leases.

     addresses  for  the  Company's  present  locations  are  as  follows:

Florida:       4619  parkbreeze  court,  orlando,  fl  32808

Minnesota:     2850  metro  drive,  suite  223,  bloomington,  mn  55425

     the location for the principal office of Healthcare is 2016 s. Orange Avenue, orlando, fl 32806.

Item  3.  Legal  proceedings.

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

      On January 4, 2000, an action was filed in the circuit court for the ninth Judicial circuit for orange county, Florida, by james michaelides, the estate of Anna michaelides and andrew nicolaides, against innovative Health solutions, Inc., Healthmax, inc. [sic], Pavlik chiropractic group, p.a., richard a. Weaver And daniel j. Pavlik. This action seeks the repayment of four loans totaling $145,000 plus court costs and fees. The Company has not yet determined its Response to this action. The sums sought are reflected as debt on the Company's Books, and are among a series of loans evidenced by notes with an approximate Present balance of $820,000. Although the notes each originally were due to Mature in nine months from their making, they all have been renewed or extended By their holders. Interest only, at the annual rate of 10.5%, is due until Maturity. All interest payments were made through September 1999, although None of been made since that time. Under the terms of the notes, non-payment Of interest, when due, constitutes a default, and entitles the holder to Accelerate the note if the delinquent payment has not been made within 21 days. Other than the plaintiff in the foregoing lawsuit, none of the note holders has Indicated any intention of accelerating their note. As of December 31, 1999, the Amount of unpaid interest on the notes was approximately $22,400; as of February 29, 2000, this amount was approximately $37,300.

     In October 1999 Healthmax was advised by the department of professional and Financial regulation, bureau of banking, securities division for the state of Maine that certain sales of the llc's interests to maine residents were not Covered by an exemption from registration, and were effected with the assistance Of a person not licensed to sell securities in that state, and therefore are Subject to rescission. Without admitting any violations of applicable maine Securities laws, Healthmax, through counsel, has confirmed that it will offer Rescission to the maine investors, but has not yet determined the manner or Method of this offer. Neither the llc's, Healthmax nor the Company has Sufficient funds available to rescind the full amount of the maine investors' Interests (approximately $763,750), should they all elect to rescind their Investment. The potential impact this action May have on Healthmax or the Company as a whole, or on their financialstatements, cannot be determined At this time. The Company, however, has recorded a liability in the amount Of $763,750 on its books.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     THERE  WERE  NO  MATTERS  SUBMITTED  TO  SHAREHOLDERS  DURING  THE  PERIOD.


                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

MARKET  INFORMATION.

Bid and ask quotations for the Company's common stock, $.001 par value, are Posted on the over-the-counter bulletin board of the national association of Securities dealers, inc. From the commencement of trading in October 1998 until The reverse stock split in March 1999, the stock traded under the symbol, "ahmx." following the reverse stock split, through June 1999, the stock traded Under the symbol, "ahmxd." the stock briefly resumed quotation under "ahmx" Before changing to "ahmxe" in early July.

     In early August 1999, the Company's common stock became ineligible for Quotation on the bulletin board, and began being quoted on the "pink sheets" of The national quotation bureau under the symbol, "ahmx."

     The following table sets forth the range of high bid and low bid prices for The Company's common stock on a quarterly basis since the commencement of Trading in October 1998 (giving retroactive effect to the 1-for-10 reverse stock Split declared in March 1999), as reported by the national quotation bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or Commission and May not necessarily represent actual transactions). The foregoing And following information should not be taken as an indication of the existence Of an established public trading market for the Company's common stock.

                  COMMON  STOCK

                                             HIGH  BID       LOW  BID
                                             ---------       --------
QUARTER  ENDED  DECEMBER 31, 1998            $55.00000       $0.62500

QUARTER  ENDED  MARCH 31, 1999                $5.62500       $0.15630

QUARTER  ENDED  JUNE 30, 1999                 $2.75000       $1.62500

QUARTER  ENDED  SEPTEMBER 30, 1999            $1.87500       $0.90163

QUARTER  ENDED  DECEMBER 31, 1999             $0.48000       $0.25000

HOLDERS.

     As of March 20, 2000, the approximate number of record holders of the Company's common stock was 128. This includes brokerage firms and/or clearing Firm holding the Company's stock for their clientele (with each such brokerage House and/or clearing house being considered as one holder). The Company Believes that the number of beneficial owners exceeds 200, however there can be No assurance that this is accurate.

DIVIDENDS.

     Holders of common stock are entitled to receive dividends when, as and if Declared by the board of directors out of funds available therefor, subject to Any restrictions imposed by any loan or other agreements. The Company presently Does not believe there are any such restrictions.

     THE COMPANY HAS NOT PAID OR DECLARED ANY DIVIDENDS ON ITS COMMON STOCK SINCE ITS INCEPTION AND, BY REASON OF ITS PRESENT FINANCIAL STATUS AND ITS CONTEMPLATED FINANCIAL REQUIREMENTS, DOES NOT CONTEMPLATE OR ANTICIPATE PAYING ANY DIVIDENDS UPON ITS COMMON STOCK IN THE FORESEEABLE FUTURE.

RECENT  SALES  OF  UNREGISTERED  SECURITIES.

     The following unregistered securities of the Company have been issued in The period from September 2, 1998 (the exchange date) through March 31, 2000 (with adjustments shown to reflect the reverse stock split declared in March
1999). Although the Company believes that an exemption from registration under The federal and/or state securities laws was available for each of these Issuances, if it is otherwise determined at some future date, the Company May be Required to offer rescission of such issuance or issuances.

      The Company believes that each of the recipients of shares indicated below Had access to the kind of information normally presented in a registration Statement. Moreover, the Company believes that each party that purchased the Company's securities was a sophisticated individual at the time of the receipt Of the Company's common stock.

       In February 1999, the Company sold a total of 323,334 shares of common Stock, for an aggregate of $485,000, pursuant to rule 504, to the following Persons and in the following amounts:

ALAN  K.  AVRA                                               10,000  SHARES
LONNIE  E.  AVRA                                             10,000  SHARES
JOSEPH  CAMILLO                                              10,000  SHARES
CHEVERLTON  FUND  LTD.                                       60,000  SHARES
RICHARD  W.  COFFMAN                                         10,000  SHARES
THOMAS  S.  DANFORD                                          10,000  SHARES
DERRICK  DENTAL  CARE,  P.A.  MONEY  PURCHASE  PLAN          10,000  SHARES
ANTHONY  C.  &  ROSEMARY  E.  DERRICK                        10,000  SHARES
SEAN  R.  DERRICK                                            10,000  SHARES
HI-TEL  GROUP,  INC.                                         30,000  SHARES
GEORGE  R.  KINNEY                                           40,000  SHARES
ANGIE  G.  LANGLEY                                           14,334  SHARES
LYLE  G.  MEYERS                                             20,000  SHARES
SHEILA  O'DERRICK                                            10,000  SHARES
PROGRESSIVE  MEDIA  GROUP,  INC.                             39,000  SHARES
GREIG  A.  RANK                                              10,000  SHARES
DAVID  TUSCAN                                                10,000  SHARES
DOUG  WARD                                                   10,000  SHARES

     In March 1999, the Company issued a total of 16,000 restricted shares to Certain employees, independent contractors and consultants, as a bonus for Services rendered. The issuance of these shares was not tied to performance, Nor was it issued in lieu of cash compensation, although the Company has valued The share (and, accordingly, the consideration for which they were issued) At $1.00 per share. The Company issued these shares to the following persons (none of whom is believed to be an accredited investor) in appreciation for Their extraordinary service to the Company. None of the recipients of this Stock received the type of information normally presented in a prospectus. The Shares were issued under section 4(2) of the act, as follows:

BARRY  BRADLEY                          10,000  SHARES
RON  BROMAN                                500  SHARES
ROGER  CAMERON                             500  SHARES
KIRK  JOHNSON                              500  SHARES
MARK  LEUTEM                             1,500  SHARES
BRENT  PHILLIPS                          2,500  SHARES
MARY  JO  SABATA                           500  SHARES

     In April 1999, the Company issued 150,000 shares of common stock to Patricia Cohen, in consideration for her assistance in facilitating revisions in January and February 1999 to the original exchange and related transactions. These shares were valued by the parties at $150,000, and were issued under rule 504.

     In April 1999, the Company issued 75,000 shares of common stock to amy Lewis, in consideration for consulting services rendered by her husband, Michael, on behalf public acquisition consultants, inc. ("pac"). Mr. Lewis is

The president of pac and ms. Lewis is its sole shareholder; the shares were Issued to ms. Lewis personally at the request of pac. The shares were issued Under section 4(2), and were due to have been issued immediately following the Exchange in September 1998. The parties have valued the shares at $1.00 per Share, as there was no trading market for them at the time they were earned, and The services were valued at $75,000. Pac was instrumental in establishing and Furthering the relationship between access Healthmax and plc, and received this Stock grant in appreciation for its assistance. The Company does not believe That pac is an accredited investor. It was not provided with the type of Information normally presented in a prospectus.

     In May 1999 the Company sold one unit of its securities pursuant to rule 506 promulgated under the act, for $25,000. The unit consisted of one shares of Series a redeemable convertible preferred stock, one class a warrant and one Class b warrant. As this was the only unit sold in the offering, the investor And the Company agreed that the Company would not issue the unit. Instead, the Company has recorded the $25,000 it received from the investor as a liability, And, at the investor's election, the Company will either return the funds or will apply it to an investment on the Company's behalf in a future offering of securities by the Company.

     In July 1999 the Company retained the edge unlimited, inc. ("the edge"), Orlando, Florida to provide certain investor relations and public relations Services valued at $120,000, for which the edge received 150,000 restricted Shares of the Company's common stock, under section 4(2) ($.80 per share). The Company is unaware of whether the edge is an accredited investor. Although the Edge had access to management, and received such information concerning the Company as it requested, it did not receive the type of information normally Presented in a prospectus.

     From April 1999 through January 2000, the Company exchanged common stock of Healthmax for common stock of Health alternatives, under section 4(2).an
Aggregate of 353,503 shares of the Company's common stock were issued to Approximately 50 former shareholders of Healthmax, some of whom are not Accredited investors. Although all of these persons were provided with such Information concerning the Company as was reasonably available at the time, and Were invited to consult with their financial advisors and to request any other Information of the Company as they believed appropriate, the information Provided was not equivalent to the information that would normally be presented In a prospectus.

FRANK  ALDRIDGE                                        30,000  SHARES
AMBROSIA  HEALTH  ENTERPRISES,  INC.                   10,000  SHARES
JOHN  H.  BRETT,  JR.                                  10,000  SHARES
ALBERT  K.  BRINSON,  IRA                               2,000  SHARES
SHELLEY  D.  BROWN                                     10,000  SHARES
PHILIP  AND  LINDA  CARLAND                             5,000  SHARES
RALPH  W.  CATANESE                                    20,000  SHARES
DOMINICK  J.  COSTANZO                                  5,000  SHARES
KENNETH  R.  CRUTCHFIELD                                2,000  SHARES
JAMES  D'ANGELO                                         5,000  SHARES
RALPH  L.  DAVIS,  JR.                                 20,000  SHARES
HELEN  DECKER                                           2,500  SHARES
BERTON  L.  DESELMS                                     2,000  SHARES
ROBERT  A.  FOSS                                        2,000  SHARES
RICHARD  AND  PHYLLIS  GRUOSSO                          5,000  SHARES
RONALD  AND  KIRAI  HOFFMAN                             5,000  SHARES
DOUGLAS  JORDAL                                         5,000  SHARES
FREDERICK  J.  KOLLETT,  JR.                            5,000  SHARES
GARY  S.  KUSKIN                                       10,000  SHARES
PAT  E.  LUSE                                           2,500  SHARES
MICHAEL  AND  CHARLENE  MACDONALD                      30,000  SHARES
CATHY  AND  THOMAS  MACHACYK                            2,500  SHARES
BRUCE  AND  KIMBERLEY  MADDOX                           2,500  SHARES
PHILIP  AND  LINDA  MANCUSI                            10,000  SHARES
LILLIAN  AND  PETER  MARCELLI                           2,500  SHARES
LUCA  AND  YVONNE  MASCIARELLI                          9,200  SHARES
ROBERT  AND  ANNE  MICELOTTA                            2,500  SHARES
STANLEY  MOREIRA                                        2,500  SHARES
MARCY  MORGAN                                           2,500  SHARES
NELDA  AND  JAMES  MURRAY                               2,500  SHARES
PATRICK  M.  O'NEILL                                    2,500  SHARES
PENSCO  PENSION  FBO  FAYE  MILES                       2,500  SHARES
PENSCO  PENSION  FBO  RAYMOND  D.  BROWN                3,803  SHARES

BRENT  PHILLIPS                                        10,000  SHARES
TINA  C.  PIASIO                                        6,000  SHARES
PALMA  PRIVITERA  LIVING  TRUST                         2,500  SHARES
SHARON  PROCACCIOANTI                                   2,500  SHARES
DELVIN  E.  RESSEL  REVOCABLE  TRUST                    5,000  SHARES
RETIREMENTS ACCOUNTS, INC., FBO PHILIP J. CARLAND       5,000  SHARES
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

    In Novermber 1999, the Company issued 100,000 shares each to Donald Metchick And Steven Miracle, which issuance was intended to occur in January 1999, Pursuant to their respective employment agreements, pursuant to section 4(2). The Company has valued the share (and, accordingly the consideration for which They were issued) at $1.10 per share. Neither Mr. Metchick nor Mr. Miracle is an Accredited investor, and although neither received the type of information Normally found in a prospectus, as members of management, they had access to Such information.

     In December 1999, the Company issued an aggregate of 400,000 shares of Common stock to certain employees as follows, under section 4(2). The issuance Of these shares was not tied to performance, nor was it issued in lieu of cash Compensation, although the Company has valued the shares (and, accordingly, the Consideration for which they were issued) at $.50 per share. The Company issued These shares to the following persons (none of whom is believed to be an Accredited investor) in appreciation for their extraordinary service to the Company. None of the recipients of this stock received the type of information Normally presented in a prospectus.

MARK  LEUTEM                         50,000  SHARES
BRENT  PHILIPS                       50,000  SHARES
STEVEN  MIRACLE                     100,000  SHARES
DANIEL  J.  PAVLIK                  100,000  SHARES
DONALD  METCHICK                    100,000  SHARES

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the acCompanying notes appearing subsequently under the caption "financial statements." the following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. the Company's actual results May differ significantly from the results, expectations and plans discussed in these forward-looking statements.

     In the fourth quarter of 1999 the Company focused primarily on consolidating operations in light of its capital shortage. the distribution center which had been established in atlanta, georgia was closed and relocated to new warehouse space in orlando, Florida. development of new offices were halted as the Company chose to focus on maintaining and developing sales to its established network of consumers and providers. the Company continued to develop the nutritional options plus program and test market direct sales within the orlando market.

YEAR  ENDED  DECEMBER  31,  1999  COMPARED  WITH  YEAR  ENDED  DECEMBER 31, 1998

     During the past two years, the Company, through its subsidiaries, has Spent considerable time and capital resources on defining, developing and Testing its strategic plan for delivering nutritional education, support and Supplements through a network of Healthcare professionals certified in the Access Healthmax method. The Company has tested a number of methods of tactical Deployment for creating its network of nutritional Healthcare providers and Marketing its services and products, all with the primary and overriding Objective of maximizing the number of nutritional products delivered to Consumers and patients. A comparison of the financial statements for the fiscal Years ended December 31, 1999 and 1998 show the impact of the Company's Continual efforts to determine the best method for delivery of its products and Services, and the resulting change in tactics.

     In addition to the historical activities relating to product formulation, Development of the Healthmax instructional manuals, and creation and refinement Of strategies for the delivery and marketing of the Company's services and Products, management focused a significant portion of its resources on capital Raising and on preparing for the establishment of a trading market for the

Healthmax' (and, ultimately, the Company's) common stock. Although these efforts Ultimately resulted in the reverse merger into plc venture corp., attention to Financing the Company was a serious diversion of senior management time, one Consequence of which was a slower than expected growth in the Company's core Business. Although the Company continues to seek private debt and/or equity Financing, management also will attempt to grow through operations by hiring additional senior-level management and streamlining delivery of the Company's Programs and Networks.

     Management believes that a comparison of the financial performance of the Company in the twelve months ended December 31, 1999 and in the twelve months ended December 31, 1998 dramatically indicates the impact of four steps taken by the Company beginning in mid-1998. These decisions, in no order of importance or chronology, were (a) the termination of sales of labs and lab equipment ancillary to its products and systems; (b) the launch of a program to sell market licenses to distribute the Company's products and programs; (c) the hiring of senior management personnel; and (d) the establishment of a public trading market for the Company's Securities.

     In addition as a result of the Company's persistent cash flow difficulties, And as a consequence of certain unfulfilled funding commitments, senior Management of the Company was forced to focus most of its time and resources on The Company's corporate finance requirements, rather than on sales of new licenses and expansion of the Company's networks. The impact of this was reflected in the lack of new site licenses, and in a diminution in sales, which accounted for the marked decline in revenue from $834,558 during the twelve Months ended December 31, 1998 to $523,484 during the twelve months ended December 31, 1999. Accordingly, sales of equipment (which are a component of new licenses only) declined from $299,989 in the twelve months ended December 31, 1998, to $10,431 in fiscal 1999. Similarly, product sales declined both because of the lack of new provider startups, which include a quantity of product sales, and because new providers startups often are shortly followed by additional sales generated by enthusiastic new participants. The increase in other revenue, from $94,968 in fiscal 1998 to $147,128 in fiscal 1999 represent a change in the company's licensing strategy from individual site licenses to a market license concept and the subsequent increase in the cost of the license.

     The gross profit margin declined over all from 77% in fiscal 1998 to 73% in fiscal was primarily accounted for by a on time charge relating to expensing all paper products, principally, marketing and center support materials, which previously had been assigned to inventory. The cost of goods related to product, on the other hand, had a favorable result declining to 22.8% in fiscal 1999 from 28.4% in fiscal 1998. This primarily is a reflection of a restructure of the price points of individual products and a dramatic improvement in the cost of product from the manufacture.

     Selling, general and administrative expenses during the twelve months ended December 31, 1999, were significantly greater than during the comparable period in 1998, increasing from $1,191,534 to $1,839,724 or an 54% increase. this was in part the result of the addition of new members of management, (including a compensation expense resulting from shares of the Company's common stock issued to a new and ongoing management) and professional fees necessitated by operating in a public environment. Additionally, the Company posted $640,663 in deferred rescission costs relating to the discussions regarding the Llc's and the proposed rescission of funds raised to finance those entities.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Despite non-binding commitments from third-parties to fund the Company's operations in 1998 and through the first three quarters of 1999, the Company continued to experience, and continues to experience, cash flow shortages that have slowed the Company's growth. During fiscal 1999, the Company's ability to raise funds from the sale of equity was significantly impeded as a result of the "delisting" of its common stock from the over-the-counter bulletin board. accordingly, the Company continues to rely on loans from affiliated and unaffiliated parties to cover some of its cash flow shortfall. As of December 31, 1999, loans from affiliated parties were approximately $1.6 million, while debt owed on third-party notes and commercial paper was approximately $2.1 million. Accrued liabilities were approximately $601,000, while accounts payable were approximately $404,000. As a result, in large measure, of the Company's increased activities related to installing new access Healthmax centers, trade receivables at December 31, 1999 were approximately $59,000. This reflects initial inventory orders placed by the new centers, as well as reorders from existing centers.

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

     The Company continues to experience negative cash flow, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company, if at all. Moreover, despite the ongoing best efforts of management, there presently is no firm plan in place for how the Company intends to meet its liquidity and capital needs for the next year, or to address Its working capital deficit.

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

     In addition to either requiring rescission or taking advantage of the Company's offer of rescission, if and when made, the investors in the llcs May be entitled to seek monetary damages and May have the right to require the Company or Healthmax to repurchase the llc interests which right May survive any rescission offer by the Company. This May mean that an investor that declines a rescission offer by the Company May nevertheless be entitled to retain the right to require the Company to repurchase the llc investment at a future date. The Company does not believe it is presently able to determine the likely duration of any of the investors' rights, which are primarily a matter of state law and vary from jurisdiction to jurisdiction, nor has the Company determined the value of any potential monetary damages beyond the actual price of repurchasing all of the llc interests, as previously described. Based on the Company's current financial condition, however, it would be impossible for the Company to provide cash remuneration (whether for monetary damages or to effect a rescission Oofering) in the near future.


ITEM  7.  FINANCIAL  STATEMENTS

THE  FOLLOWING  FINANCIAL  STATEMENTS  ARE  FILED  AS  EXHIBITS  HEREWITH:

(I)    FOR  ACCESS  HEALTH ALTERNATIVES, INC., AND SUBSIDIARY         F-1

       INDEPENDENT  AUDITORS'  REPORT                                 F-2

       CONSOLIDATED  STATEMENTS  OF  OPERATIONS  FOR  THE
        YEARS  ENDED  DECEMBER  31,  1999  AND  1998  AND
        THE  SIX  MONTHS  ENDED  JUNE  30,  1999  AND
        1998  (UNAUDITED)                                             F-4

       CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIT
        FOR  THE  YEARS  ENDED  DECEMBER  31,  1998  AND  1997
        AND  THE  SIX  MONTHS  ENDED  JUNE  30,  1999
        (UNAUDITED)                                                   F-5

       CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE
        YEARS  ENDED  DECEMBER  31,  1998  AND  1997  AND
        THE  SIX  MONTHS  ENDED  JUNE  30,  1999  AND  1998
        (UNAUDITED)                                                   F-7

       NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                 F-8

(II)   FOR  ACCESS  HEALTHCARE,  INC.                                F-21

       INDEPENDENT  AUDITORS'  REPORT                                F-22

       CONSOLIDATED  BALANCE  SHEETS  AT  JUNE  30,  1999
        (UNAUDITED)  AND  DECEMBER  31,  1998                        F-23

       CONSOLIDATED  STATEMENTS  OF  OPERATIONS  FOR  THE  YEARS
        ENDED  DECEMBER  31,  1998  AND  1997  AND  THE  SIX
        MONTHS  ENDED  JUNE  30,  1999  AND  1998
        (UNAUDITED)                                                  F-24

       CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIT
        FOR  THE  YEARS  ENDED  DECEMBER  31,  1998  AND  1997
        AND  THE  SIX  MONTHS  ENDED  JUNE  30,  1999
        (UNAUDITED)                                                  F-25

       CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE
        YEARS  ENDED  DECEMBER  31,  1998  AND  1997  AND  THE
        SIX  MONTHS  ENDED  JUNE  30,  1999  AND  1998
        (UNAUDITED)                                                  F-26

       NOTES  TO  FINANCIAL  STATEMENTS                              F-27

(III)  PRO  FORMA  (UNAUDITED)  CONSOLIDATED  STATEMENTS             F-33

       PRO  FORMA  CONSOLIDATED  BALANCE  SHEET  AT
        DECEMBER  31,  1998                                          F-34

       PRO  FORMA  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
        FOR  THE  YEARS  ENDED  DECEMBER  31,  1998  AND  1997       F-35

       PRO  FORMA  CONSOLIDATED  BALANCE  SHEET  AT  JUNE  30,
        1999  (UNAUDITED)                                            F-37

       PRO  FORMA  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
        FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  1999  AND
        1998  (UNAUDITED)                                            F-38

       NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS          F-40

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

THERE ARE NO CHANGES OR DISAGREEMENTS WITH THE ACCOUNTS REGARDING ACCOUNTING AND FINANCIAL DISCLOSURE.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

DIRECTORS  AND  EXECUTIVE  OFFICERS.

     Directors are elected annually and serve until the next annual Shareholders' meeting, unless they resign or are removed earlier in accordance With the Company's amended and restated articles of incorporation. Executive Officers are appointed by the board of directors.

DANIEL J. PAVLIK, 49, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD.

     Dr. Pavlik has been active in the Healthcare industry for the last 20 Years. He obtained his undergraduate degree from indiana university of Pennsylvania in 1973. In February 1997 he received his master of science degree From rollins college, orlando, Florida. His postgraduate doctoral studies were Completed by June of 1980, when he received his doctorate of chiropractic degree From palmer college of chiropractic located in davenport, iowa. Dr. Pavlik has Founded and developed three Healthcare companies during his professional career. As president of nms rehabilitation, inc. From 1985 through 1992 he implemented Nine full service physical rehabilitation facilities in a multi-state forum. From 1987 through 1993 he founded and developed the academy of industrial Health Consultants d/b/a the academy, a chiropractic ppo. From 1980 through the Present, Dr. Pavlik has been the president of Access Healthcare. Since 1996, he Has been the president and ceo of Healthmax, and has been the president and ceo Of Health alternatives since completion of the exchange in September 1998.

STEVEN  MIRACLE,  45,  CHIEF  OPERATING  OFFICER.

     Mr. Miracle joined the Company as of January 1, 1999, after over 20 years of senior-level Healthcare administrative experience, which included developing and implementing growth strategies for companies prepared to move to a new level of productivity and orchestrating turn-around situations, as well as establishing and carrying out business plans from start-up through profitable operations. Mr. Miracle began his career in Healthcare administration after receiving his M.B.A. from Vanderbilt University in 1977. As part of its early Management group, Mr. Miracle was instrumental in developing and implementing operating procedures for humana's primary care business, assisting in the migration from a hospital-based business and creating templates for the financial analysis of humana's acquisition targets. After serving as the principal operations officer for several start-up ventures, Mr. Miracle served from July 1994 through July 1996 as the president of AmHealth, Inc., an occupational Health provider, taking it from near bankruptcy, through a creditor work-out, consolidation, and successful sale. From July 1996 through December 1998, he was the president of Paideia Health, Inc., a Healthcare and small business consulting and management Company. He has served as the chief operating officer of the Company since January 1999.

DONALD  METCHICK,  56,  VICE  PRESIDENT  AND  DIRECTOR.

     Mr. Metchick has been in the financial services and estate planning areas For 22 years. From 1973 until 1993, he was a general insurance agent for john Hancock insurance co. Mr. Metchick filed for and was discharged from personal Bankruptcy in the united states bankruptcy court in early 1994. From January 1992 through February 1996, Mr. Metchick was the president of preferred Financial and estate planning services, inc., which provided life and Health Benefit consulting and estate planning services. From February 1996 through the Present he has been the vice president of Healthmax, and in July 1999, he became The president of hap.

RICHARD  D.  EKSTROM,  55,  DIRECTOR.

     Mr. Ekstrom was appointed to the Company's board of directors in May 1999. He is the chairman of the board of directors and president of Demegen, Inc., a Publicly-held Company, and has served in those capacities since January 1996. Mr. Ekstrom was demegen's chief financial officer from December 1994 until August 1998. Mr. Ekstrom holds a b.a. from cornell university and an M.B.A. from Boston university. From 1990 through 1991, Mr. Ekstrom was president of cost containment corporation and from 1993 through 1994, he was chief operating officer of preferred solutions inc., both of which were start-up pharmacy benefit management companies. Mr. Ekstrom is the founder of prescription price watch, a buying guide for pharmacy benefit programs. From 1968 to 1990, he was employed by westinghouse electric corporation where he served in a variety of management positions, including controller, manufacturing manager and corporate staff positions.

     The board of directors intends to establish compensation and audit Committees; as the only "outside director" at this time, Mr. Ekstrom is expected To serve on those committees. The compensation committee will establish Salaries, incentives and other forms of compensation for directors, officers and Other employees for the Company, will administer the Company's incentive Compensation and benefit plans and recommend policies relating to such incentive Compensation and benefit plans. The audit committee will review the need for Internal auditing procedures and the adequacy of internal controls and meets
Periodically  with  management  and  independent  auditors.

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following officers or directors filed their Forms 3 late (all were filed as of January 2000): Daniel J. Pavlik; Donald Metchick; Richard Eckstrom; and Steven Miracle. Donald Metchick has not filed a Form 4 related to stock he sold in a provate transaction in 1999. Steven Miracle and Donald Metchick have not filed their Forms 4 related to shares due them in January 2000 as per their employment agreement. Such shares have not been issued but will be within the next thirty days.

ITEM  10.  EXECUTIVE  COMPENSATION.

     During the past three fiscal years, the Company has operated without formal employment agreements with respect to its executive officers. During that time, the only person whose compensation, including salary and bonuses, exceeded $100,000, was Dr. Daniel j. Pavlik (president and chief executive officer). effective January 1, 1999, the Company entered into written agreements with Donald Metchick and Steven Miracle, the principal terms of which agreements are described below.

     the Company presently does not have any form of stock option or stock grant Plan, although it anticipates reserving up to two million shares for such a plan In the near future.

SUMMARY  COMPENSATION  TABLE.

     The following table shows all the cash compensation paid by the Company, during the fiscal years indicated, to the president and ceo; no other person earned or was paid at least $100,000 in all forms of compensation. There was no long-term compensation earned or paid to any party, nor was any other form of reportable compensation earned or paid.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION
                     --------------------------------------
            (A)                (B)       (C)        (D)        (E)
                            TOTAL ANNUAL COMPENSATION

    NAME AND PRINCIPAL POSITION    YEAR      SALARY ($)    BONUS ($)        ($)
    ----------------------------------------------------------------------------
    DANIEL J. PAVLIK, CEO          1999     175,000           --         175,000
                                   1998     174,999           --         174,999
                                   1997     153,845           --         153,845
    DONALD  METCHICK,  EVP         1999     100,000           --         100,000
    STEVEN  MIRACLE,  COO          1999     125,000           --         125,000

The foregoing includes $100,961 earned in 1998 by Dr. Pavlik but not paid in 1998, which amount has not been paid to date. Additionally included for 1999 are $74,038, $41,800, and $52,855 for Dr. Pavlik, Mr. Metchick, and Mr. Miracle Respectively which has not been paid to date. These amounts do not include Amounts paid by Healthcare, which was not a subsidiary during the reported years And is not presently a subsidiary.

OPTION/SAR  GRANTS  TABLE.

     NOT  APPLICABLE.

AGGREGATED  OPTION/SAR  EXERCISE  AND  FISCAL  YEAR-END  OPTION/SAR  VALUE
TABLE.

     NOT  APPLICABLE.

LONG-TERM  INCENTIVE  PLAN  ("LTIP")  AWARDS  TABLE.

     NOT  APPLICABLE.

COMPENSATION  OF  DIRECTORS.

     The Company does not separately compensate its employee directors for their Service as directors. Non-employee directors are expected to receive annual fees Of $2,500, with no additional compensation for meetings attended. Non-employee Directors also will be reimbursed any reasonable out-of-pocket expenses incurred in connection with their attendance at meetings. No additional compensation is anticipated for service on committees of the board of directors. Prior to April 1999, all of the Company's directors (and nominees for directors) also were employees. Accordingly, no compensation reportable under this item was paid.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

     Effective January 1, 1999, the Company has entered into an executive employment agreement with Steven Miracle, pursuant to which Mr. Miracle serves as the chief operating officer of access Health Alternatives, Inc. Mr. Miracle also serves in that capacity with respect to Healthmax. The term of the agreement is three years, with consecutive one-year terms if not terminated by written notice prior to the expiration of an ongoing term. Mr. Miracle will receive a base salary of $125,000 in each year of the term, and will be entitled to a cash bonus equal to two percent (2%) of the Company's annual net profits after taxes, subject to maximums as follows: $100,000 in 1999; $150,000 in 2000; and $200,000 in 2001. Mr. Miracle also is to receive a common stock bonus as follows: 100,000 shares upon commencement of his employment relationship; 100,000 shares on January 1, 2000; and 100,000 shares on January 1, 2001. In the event of a change of control of the Company, as defined in the agreement, additional compensation would be payable to Mr. Miracle equivalent to aproximately three times his annual base salary plus taxes thereon.

     effective January 1, 1999, the Company has entered into an executive employment agreement with Donald Metchick, pursuant to which Mr. Metchick serves as the Executive Vice President in charge of Health assurance plans of access Health Alternatives, Inc., and as the president of hap. The term of the agreement is three years, with consecutive one-year terms if not terminated by written notice prior to the expiration of an ongoing term. Mr. Metchick will receive a base salary of $100,000 in each year of the term, and will be entitled to a cash bonus equal to two percent (2%) of the Company's annual net profits after taxes, subject to maximums as follows: $100,000 in 1999; $150,000 in 2000; and $200,000 in 2001. Mr. Metchick also is to receive a common stock bonus as follows: 100,000 shares upon commencement of his employment relationship; 100,000 shares on January 1, 2000; and 100,000 shares on January 1, 2001. In the event of a change of control of the Company, as defined in the agreement, additional compensation would be payable to Mr. Metchick equivalent to approximately three times his annual base salary plus taxes thereon.

     The Company has no employment contracts with any other employees, although It anticipates entering into an agreement with Dr. Daniel J. Pavlik, the terms Of which agreement have not been finalized.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS.

     As of March 20, 2000, the Company ha d issued and outstanding 2,636,887 shares of Its common stock. Instructions for the issuance of an additional 256,803 shares Were subsequently delivered to the Company's transfer agent. Accordingly, the Percentages reflected below are based on 2,893,690 shares outstanding.

NAME  AND  ADDRESS(1)                   # OF SHARES       % OF TOTAL
-------------------                     -----------       ----------
The Daniel J. Pavlik Revocable Trust(2)     537,736        18.58
1602  Patton  Avenue
Apopka,  Fl  32703

Donald  Metchick(3)                         445,265        15.39
106  Wisteria  Drive
Longwood,  Fl  32792

Steven  Miracle                             300,000        10.37
3000  Old  Alabama,  Suite  119250
Alpharetta,  Georgia  30022

Patricia  Cohen                             150,000         5.18
203  Waymouth  Harbor  Cove
Longwood,  Fl  32792
-----------------
(1) For purposes of the table, a person is considered to "beneficially own" any shares with respect to which he/she directly or indirectly has or shares voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days. Unless otherwise indicated and subject to applicable community property law, voting power and investment power are exercised solely by the person named above or shared with members of his or her household.

(2) Includes 218,618 shares owned of record by the Daniel J. Pavlik revocable trust (trustee of which is Dr. Pavlik and the beneficiary of which is Rebecca Pavlik). Also includes 218,618 shares owned of record by the Rebecca Pavlik revocable trust (of which mrs. Pavlik is the trustee and Dr. Pavlik is the beneficiary), as to which Dr. Pavlik disclaims beneficial ownership since he does not have the ability to directly or indirectly vote or dispose of the shares owned by this trust. Does not include 715,000 shares issuable to the Daniel J. Pavlik revocable trust upon closing of the acquisition of Healthcare and does not include 715,000 shares issuable to the Rebecca Pavlik revocable trust upon closing of the acquisition of Healthcare.

(3) does not include 476,000 shares issuable upon closing of the acquisition of Healthcare. Includes 60,000 shares sold in a private transaction by Mr. Metchick in May 1999, as that transaction has not yet been reflected on the Company's transfer agent's records.



(B)  SECURITY  OWNERSHIP  OF  MANAGEMENT.

     AS OF JANUARY 17, 2000, THE COMPANY HAD ISSUED AND OUTSTANDING 2,636,887 SHARES OF ITS COMMON STOCK. INSTRUCTIONS FOR THE ISSUANCE OF AN ADDITIONAL 256,803 SHARES WERE SUBSEQUENTLY DELIVERED TO THE COMPANY'S TRANSFER AGENT. ACCORDINGLY, THE INFORMATION REFLECTED BELOW IS BASED ON 2,893,690 SHARES OUTSTANDING. THE FOLLOWING TABLE SETS FORTH, AS OF JANUARY 19, 2000, CERTAIN INFORMATION REGARDING BENEFICIAL OWNERSHIP OF THE COMMON STOCK BY MEMBERS OF MANAGEMENT.

NAME  AND  ADDRESS(1)                # OF SHARES       % OF TOTAL
-------------------                  -----------       ----------
DANIEL  J.  PAVLIK(2)                   537,736          18.58
1602  PATTON  AVENUE
APOPKA,  FL  32703

DONALD  METCHICK(3)                     445,265          15.39
106  WISTERIA  DRIVE
LONGWOOD,  FL  32792

STEVEN  MIRACLE                         300,000          10.37
3000 OLD ALABAMA, SUITE 119250
ALPHARETTA, GEORGIA 30022

--------------------
(1)  based  on  2,893,690  shares  outstanding.

(2) includes 218,618 shares owned of record by the daniel j. Pavlik revocable trust (trustee of which is Dr. Pavlik and the beneficiary of which is Rebecca Pavlik). Also includes 218,618 shares owned of record by the Rebecca Pavlik revocable trust (of which mrs. Pavlik is the trustee and Dr. Pavlik is the beneficiary), as to which Dr. Pavlik disclaims beneficial ownership since he does not have the ability to directly or indirectly vote or dispose of the shares owned by this trust. Does not include 715,000 shares issuable to the daniel j. Pavlik revocable trust upon closing of the acquisition of Healthcare and does not include 715,000 shares issuable to the Rebecca Pavlik revocable trust upon closing of the acquisition of Healthcare.

(3) does not include 476,000 shares issuable upon closing of the acquisition of Healthcare. Includes 60,000 shares sold in a private transaction by Mr. Metchick in May 1999, as that transaction has not yet been reflected on the Company's transfer agent's records.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

    Prior to Novermber 1, 1999, the Company leased its corporate headquarters in Orlando, Florida from psc realty, a partnership in which Dr. Pavlik, the Company's president and chief executive officer, is a partner. Effective
Novermber 1, 1999, Healthcare became the sole tenant at this facility, for a Total monthly rent of $3,000. Prior to Novermber 1st, the Company and Healthcare shared this facility, each bearing monthly rent at the rate of $1,500.

     Prior to Novermber 1, 1999, the Company's distribution facilities in Norcross, georgia, were provided at a rate of $2,000 per month under a verbal Arrangement with paideia Health, inc. ("paideia"), a Company controlled by Steven Miracle, the Company's chief operating officer. Paideia leases the Premises from an unaffiliated third party. Effective Novermber 1, 1999, the Company is no longer utilizing this space, and no further payments will be made Or accrue in connection with this space.

     Pavlik chiropractic group, p.a. ("pcg"), a professional association owned And controlled by Dr. Pavlik, employs the doctors who provide services through Access Healthcare, inc. Healthcare reimburses pcg for the costs associated with The employment of the doctors, and pcg does not receive any premium or other Compensation for its role.

     a portion of the Company's operations, specifically those related to sales And distribution of Healthmax products, are conducted through three affiliated Limited liability companies ("llc"), each of which is responsible for a separate Geographic territory under operating agreements with the Company. Healthmax is The manager of the llc's, and performs all operating and administrative Functions for them. The operating agreement with the llc's provide that net Profits shall be allocated 100% to the investors in the llc's until they receive 125% of their investment, then 25% to the investor and 75% to the Company. Losses are allocated 99% to the investor and 1% to Healthmax. The term of the Llc's is for five years. Since all operating activities are conducted by Healthmax on behalf of the llc's, Healthmax recognizes all of the sales and Expenses related to the operations being conducted for tHE LLC'S.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

THE FOLLOWING EXHIBITS ARE FILED WITH THE COMPANY'S FORM 10-SB AND ARE INCORPORATED BY REFERENCE:

         EXHIBIT  3.1.1*     ARTICLES  OF  INCORPORATION  OF  B  C  INSURANCE
                             SERVICES,  INC.

         EXHIBIT  3.1.2*     ARTICLES  OF  AMENDMENT  TO  B  C  INSURANCE
                             SERVICES,  INC.

         EXHIBIT 3.1.3* ARTICLES OF RESTATEMENT TO THE ARTICLES OF INCORPORATION OF PLC VENTURES CORP.

         EXHIBIT 3.1.4* ARTICLES OF AMENDMENT TO THE AMENDED AND RESTATED ARTICLES OF INCORPORATION OF ACCESS HEALTHMAX HOLDINGS, INC.

         EXHIBIT 3.1.5* ARTICLES OF AMENDMENT TO THE AMENDED AND RESTATED ARTICLES OF INCORPORATION OF ACCESS HEALTHMAX HOLDINGS, INC.

         EXHIBIT  3.2*       BYLAWS

         EXHIBIT  4.1*       CLASS  A  COMMON  STOCK  PURCHASE  WARRANT

         EXHIBIT  4.2*       CLASS  B  COMMON  STOCK  PURCHASE  WARRANT

         EXHIBIT  10.1*      EMPLOYMENT  AGREEMENT  WITH  STEVEN  MIRACLE

         EXHIBIT  10.1.1*    AMENDMENT  TO  MIRACLE  EMPLOYMENT  AGREEMENT

         EXHIBIT  10.2*      EMPLOYMENT  AGREEMENT  WITH  DONALD  METCHICK

         EXHIBIT  10.2.1*    AMENDMENT  TO  METCHICK  EMPLOYMENT  AGREEMENT

         EXHIBIT  10.3*      FORM  OF  LLC  OPERATING  AGREEMENT  (LLC  II
                             GIVEN  AS  EXAMPLE)

         EXHIBIT  10.3.1*    SCHEDULE  PERTAINING  TO  LLC  OPERATING
                             AGREEMENTS

         EXHIBIT  10.4*      FORM  OF  MARKET  LICENSE  AGREEMENT

         EXHIBIT 10.5* FORM OF AFFILIATED CLINIC AGREEMENT (CHIROPRACTIC PHYSICIAN AGREEMENT)

         EXHIBIT  10.6*      CONSULTING  AGREEMENT  WITH  DR.  BARRY  BRADLEY

         EXHIBIT  10.7*      AGREEMENT  WITH  THE  BENECOM  GROUP

         EXHIBIT  21*        LIST  OF  SUBSIDIARIES
                              *FILED AS EXHIBIT TO ISSUERS REGISTATION
                               STATEMENT ON  FORM 10-SB AS AMENDED

         EXHIBIT  27         FINANCIAL DATA SCHEDULE

SIGNATURE

     Pursuant to the requirements of section 13 or 15(d) of the securities Exchange act of 1934, the registrant has duly caused this report to be signed on Its behalf by the undersigned, thereunto duly authorized.

                      ACCESS  HEALTH  ALTERNATIVES, INC.


                      By:  /S/  Daniel  J.  Pavlik
                         --------------------------------------
                         Daniel J. Pavlik, Chairman Of The Board,
                         Chief  Executive  Officer  And  President

                      By:  /S/  Steven  Miracle
                         --------------------------------------
                         Steven  Miracle,  Chief  Operating  Officer
                         (Principal  Financial  Officer

                      By:  /S/  Daniel  J.  Pavlik
                         --------------------------------------
                         Daniel  J.  Pavlik,  Director

                      By:  /S/  Donald  Metchick
                          --------------------------------------
                          Donald  Metchick,  Director

DATE:  APRIL  14,  2000

                                                                    CONSOLIDATED
                                                            FINANCIAL STATEMENTS
                                     (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                                                ACCESS HEALTH ALTERNATIVES, INC.


                                                      DECEMBER 31, 1999 AND 1998

                        ACCESS HEALTH ALTERNATIVES, INC.


                                Table of Contents

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . .  1


Financial Statements:

           Consolidated Balance Sheet. . . . . . . . . . . . . . . . . 2

           Consolidated Statements of Operations. . . . . . . . . . . .4

           Consolidated Statements of Stockholders' Deficit. . . . . . 5

           Consolidated Statements of Cash Flows. . . . . . . . . . . .6


Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The  Board  of  Directors
Access  Health  Alternatives, Inc.:

     We have audited the acCompanying consolidated balance sheet of Access Health Alternatives, Inc. (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Health Alternatives, Inc. at December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

     The acCompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital and working capital deficiency, which raises substantial doubt about their ability to continue as a going concern.
Management's plans regarding those matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Orlando,  Florida
March  23,  2000

               ACCESS HEALTH ALTERNATIVES, INC.

                 Consolidated Balance Sheet

                       December 31, 1999

                             ASSETS
                             ------
Current assets:
  Cash                                                   $  1,757
  Receivables:
    Trade, less allowance for doubtful accounts of $200    58,923
    Other                                                   4,380
                                                         --------
        Total receivables                                  63,303
  Inventories                                             144,250
                                                         --------
        Total current assets                              209,310

Property and equipment, net                                52,357
Deferred rescission costs                                 640,663
Other assets                                                5,050
                                                         --------

        Total assets                                     $907,380
                                                         ========


See acCompanying notes to consolidated financial statements.


                           ACCESS HEALTH ALTERNATIVES, INC.

                         Consolidated Balance Sheet, Continued

                                  December 31, 1999

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------
Current liabilities:
  Notes and commercial paper                                   $ 1,491,348
  Current obligation under capital lease                             8,847
  Bank overdraft                                                     8,016
  Accounts payable                                                 404,935
  Accrued liabilities                                              610,511
  Due to related parties:
    Stockholders                                                   185,137
    Limited liability companies                                  1,603,809
    Access Healthcare, Inc.                                         29,651
                                                               ------------
        Total due to related parties                             1,818,597
                                                               ------------
        Total current liabilities                                4,342,254

Unearned income                                                    274,370
Obligation under capital lease, less current portion                10,749
Minority interest in subsidiary                                    129,545
                                                               ------------
        Total liabilities                                        4,756,918
Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 share authorized,
    2,626,787 shares issued and outstanding                          2,627
  Capital in excess of par value                                 1,530,217
  Accumulated deficit                                           (5,382,382)
                                                               ------------
        Total stockholders' deficit                             (3,849,538)
                                                               ------------
        Total liabilities and stockholders' deficit            $   907,380
                                                               ============


See acCompanying notes to consolidated financial statements.


                    ACCESS HEALTH ALTERNATIVES, INC.

                 Consolidated Statement of Operations

               For the years December 31, 1999 and 1998

                                         1999         1998
                                     ------------  ----------
Revenues:
  Equipment                          $    10,431     299,989
  Products                               365,925     439,601
  Other                                  147,128      94,968
                                     ------------  ----------
      Total revenues                     523,484     834,558

Cost of sales:
  Equipment                                3,200      58,799
  Products                                83,470     125,027
  Other                                   53,234       7,180
                                     ------------  ----------
      Total cost of sales                139,904     191,006
                                     ------------  ----------
      Gross profit                       383,580     643,552

Selling, general and administrative    1,839,724   1,191,534
                                     ------------  ----------
      Operating loss                  (1,456,144)   (547,982)

Other expense:
  Interest expense                       116,978     164,057
  Other, net                               4,104       2,559
                                     ------------  ----------
      Total other expense                121,082     166,616
                                     ------------  ----------
      Net loss                       $(1,577,226)   (714,598)
                                     ============  ==========

Basic net loss per share             $     (0.94)      (0.71)
                                     ============  ==========


See acCompanying notes to consolidated financial statements.


                    ACCESS HEALTH ALTERNATIVES, INC.

                 Consolidated Statement of Operations

               For the years December 31, 1999 and 1998

                                       COMMON STOCK         CAPITAL IN
                                 ------------------------    EXCESS OF   ACCUMULATED
                                    SHARES       AMOUNT      PAR VALUE     DEFICIT       TOTAL
                                 ------------  ----------  ------------  -----------  -----------
Balances, December 31, 1997               750  $        -        7,500   (3,090,558)  (3,083,058)

Shares issued to reflect
  recapitalization for reverse
  acquisition (Note 1a)               565,100         565         (565)           -            -

Impact of reverse acquisition
  of PLC Ventures Corp.
  shares outstanding
  (Note 1a)                           437,500         438         (438)           -            -

Shares issued for services             20,000          20       19,980            -       20,000

Net loss                                    -           -            -     (714,598)    (714,598)
                                 ------------  ----------  ------------  -----------  -----------

Balances, December 31, 1998         1,023,350       1,023       26,477   (3,805,156)  (3,777,656)

Shares issued in Rule 504
  offering, February 1999             323,333         323      484,677            -      485,000

Shares issued for acquisition
  of a portion of the
  minority in Access
  Health Max, Inc. (Note 10)          289,104         290      275,228            -      275,518

Shares issued for services            991,000         991      743,835            -      744,826

Net loss                                    -           -            -   (1,577,226)  (1,577,226)
                                 ------------  ----------  ------------  -----------  -----------

Balances, December 31, 1999         2,626,787  $    2,627    1,530,217   (5,382,382)  (3,849,538)
                                 ============  ==========  ============  ===========  ===========


See acCompanying notes to consolidated financial statements.


                    ACCESS HEALTH ALTERNATIVES, INC.

                 Consolidated Statement of Operations

               For the years December 31, 1999 and 1998

                                                                 1999        1998
                                                             ------------  ---------
Cash flows from operating activities:
  Net loss                                                   $(1,577,226)  (714,598)
  Adjustment to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation                                                20,690     33,520
      Losses of limited liability companies                      137,858    506,255
      Unearned income recognized                                 (78,000)   (78,000)
      Allowance for doubtful accounts                             (5,371)         -
      Issuance of common stock for services                      744,826     20,000
      Cash provided by (used in) changes in:
          Receivables                                            (41,726)       515
          Inventories                                            (75,282)   (15,202)
          Other assets                                            11,661          -
          Deferred rescission costs                             (640,663)         -
          Bank overdraft                                         (93,341)    61,749
          Accounts payable                                       120,298    132,788
          Accrued liabilities                                    158,323    390,044
          Unearned income                                         73,953    130,000
                                                             ------------  ---------
        Net cash provided by (used in) operating activities   (1,244,000)   467,071

Cash flows from investing activities:
  Purchases of property and equipment                             (9,213)    (6,633)
                                                             ------------  ---------
        Net cash used in investing activities                     (9,213)    (6,633)

Cash flows from financing activities:
  Payments on notes and commercial paper                        (128,728)  (526,200)
  Proceeds from notes and commercial paper                       458,400    150,015
  Due to (from) related party                                     (9,732)   143,233
  Due to (from) stockholders                                      67,759    (23,741)
  Advances (to) from limited liability companies                 381,852   (610,144)
  Proceeds from issuance of stock                                485,000    405,063
                                                             ------------  ---------
        Net cash provided by (used in) financing activities    1,254,551   (461,774)
                                                             ------------  ---------
  Net increase (decrease) in cash                                  1,338     (1,336)

    Cash at beginning of period                                      419      1,755
                                                             ------------  ---------
    Cash at end of period                                    $     1,757        419
                                                             ============  =========

Supplemental disclosure:
  Cash paid during the period for interest                   $    94,219    146,448
                                                             ============  =========

Supplemental disclosure of non-cash activities:
  Capital lease obligation                                   $    12,800          -
                                                             ============  =========


See acCompanying notes to consolidated financial statements.


                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     (A)  ORGANIZATION

          On September 2, 1998, Access Healthmax Holdings, Inc. ("Holdings"), f/k/a PLC Ventures Corp. ("PLC") acquired approximately 94.3% of the outstanding common stock of Access Healthmax, Inc. ("Healthmax"), for 565,100 shares of authorized, but previously unissued common stock. Immediately preceding the exchange, there were 437,500 shares outstanding of PLC. The shares of PLC had been issued for a total consideration of $1,000. PLC had no sales or revenues since its formation on October 2, 1988 and had zero stockholders' equity at the time of acquisition of Healthmax. For accounting purposes, the acquisition has been treated as an acquisition of PLC by Healthmax and as a recapitilization ("Reverse Acquisition") of Healthmax. The historical financial statements prior to September 2, 1998 are those of Healthmax. Pro forma information is not presented, since the combination is a recapitilization rather than a business combination. The deficiency in the net assets of PLC were not adjusted in connection with the Reverse Acquisition since it consisted of accounts payable.

          On March 11, 1999, Holdings changed its name to Access Health Alternatives, Inc. ("Alternatives"). Unless the context indicates otherwise, references hereinafter to (the "Company") include Healthmax and/or Alternatives.

          On March 3, 1999, the Board of Directors authorized a ten-for-one reverse stock split effective March 15, 1999. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the decreased number of common shares outstanding.

     (B)  BUSINESS

          The Company, through Healthmax, distributes clinical nutrition programs and products throughout the United States using small doctor practices as its sales and clinical support base. Healthmax commenced operations in 1996 and has spent the past three years developing its blends of nutritional Health care products, and in establishing an infrastructure for the distribution and sales of those products, as well as a system of support for the participating doctors.


                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     (B)  BUSINESS,  CONTINUED

          A portion of the Company's operations, specifically those related to sales and distribution, are conducted through three affiliated limited liability companies ("LLC"), each of which is responsible for a separate geographic territory under operating agreements with the Company. Healthmax is the manager of the LLC's, and performs all operating and administrative functions for them. The operating agreement with the LLC's provide that net profits shall be allocated 100% to the investors in the LLC's until they receive 125% of their investment, then 25% to the investor and 75% to the Company. Losses are allocated 99% to the investor and 1% to Healthmax. The term of the LLC's is for five years. Since all operating activities are conducted by Healthmax on behalf of the LLC's, Healthmax recognizes all of the sales and expenses related to the operations being conducted for the LLC's.

          In May 1999, the Company formed Access Health Assurance Plans, Inc., a Florida corporation that will market the Company's member benefits programs.

     (C)  INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out) or market.

     (D)  STATEMENT  OF  CASH  FLOW

          For purposes of the statement of cash flows, the Company considers all short-term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents.

     (E)  INCOME  TAXES

          The Company accounts for income taxes under the provisions of Statement of Financial accounting Standards No. 109 Accounting for Income Taxes. Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     (F)  USE  OF  ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (G)  REVENUE  RECOGNITION

          Sales are recognized when the product is shipped.

     (H)  PROPERTY  AND  EQUIPMENT

          Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the individual assets using straight-line and declining-balance methods.

     (I)  OTHER  ASSETS

          Deferred rescission costs included in the other assets on the balance sheet are amortized over five years.

     (J)  BASIC  NET  LOSS  PER  SHARE

          Basic loss per share amount is based on the weighted average shares outstanding of 1,680,806 and 1,007,581 for December 31, 1999 and 1998, respectively.

     (K)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

          The carrying amount reported in the Company's balance sheet for cash, accounts receivable, notes and commercial paper payable, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of these instruments.

     (L)  MINORITY  INTEREST

          The net proceeds received from a private placement of common stock of Healthmax in 1998 has been reflected as a minority interest in subsidiary. In view of agreement to acquire the minority interest in 1999, (see Note 10) all of the loss of Healthmax was reflected in the acCompanying consolidated financial statement of operations for the years ended December 31, 1999 and 1998.


                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     (M)  RECLASSIFICATION

          Certain prior year amounts have been reclassified to conform with the current year presentation.

     (N)  COMPREHENSIVE  INCOME

          In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of financial Accounting Standards (SFAS) No. 130, Report
          Comprehensive Income, effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 in the current year; however, there were no changes in equity during the period exclusive of common stock changes and net loss. As such, comprehensive income for the year ended December 31, 1999 is the amount shown on the statements of operations as net loss.

(2)  PROPERTY  AND  EQUIPMENT

     Property and equipment at December 31, 1999 consisted of the following:


                  Computer equipment             $ 83,660
                  Medical equipment                12,943
                  Furniture and fixtures           12,266
                  Leasehold improvements            2,149
                  Office equipment                 15,075
                                                 --------

                                                  126,093
                  Less accumulated depreciation    73,736
                                                 --------

                  Total                          $ 52,357
                                                 ========



     For the years ended December 31, 1999 and 1998, depreciation expense amounted to $20,690 and $28,049, respectively. The Company has reviewed its long-lived assets and intangibles for impairment and has determined that no adjustment to the carrying value of long-lived assets is required.


                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  NOTES  AND  COMMERCIAL  PAPER

     Notes and commercial paper at December 31, 1999 are as follows:

          Commercial paper, bearing interest at 10.50%; collateralized by inventory and accounts receivable
                                                                                       $822,136

          Notes payable, bearing interest at 10.50%; unsecured                          124,294

          Lines of credit, bearing interest at 10% to 22%; unsecured                     28,221

          Note payable, bearing interest at 18%; unsecured                               15,030

          Note payable, non-interest bearing; unsecured                                  51,667

          Notes payable, bearing interest at 12% to 18%; unsecured                      450,000
                                                                                     ----------
                  Total                                                              $1,491,348
                                                                                     ==========

     The notes and commercial paper are all due within one year unless extended.


(4)  TRANSACTIONS  WITH  RELATED  PARTIES

     In connection with forming the three LLC's, Healthmax received $225,000 as reimbursement for costs incurred in connection with the formation and development of their business plan, which has been reflected as a reduction of selling, general and administrative expenses in the years ended December 31, 1999 and 1998 in the amount of $-0- and $75,000, respectively. Healthmax also received $65,000 for each regional office opened by the Company, which amounted to $-0- and $130,000 in the years ended December 31, 1999 and 1998, respectively. These amounts are being recognized over a 60 month period. Healthmax recognized income of $78,000 each year for 1999 and 1998. The LLC's were operating at a loss in 1999 and 1998. In accordance with the operating agreement, 99% of the LLC's losses, which amounted to $137,858 and $506,255, were reflected as a reduction of selling, general and administrative expense of Healthmax in 1999 and 1998, respectively. When the balance due to an LLC has been reduced to $-0-, there are no further allocations of losses according to the operating agreement. Healthmax has an option, exercisable within a five year period, to purchase some or all of the members interest in the LLC's at a price equal to 125% of their capital contribution, less any prior returns of capital contributions, plus any amount necessary to pay a 10.50% preference return to members. The amounts due to LLC's of $1,603,809 and $1,084,099 at December 31, 1999 and 1998, respectively, reflects proceeds from the Limited Liability Company offerings reduced by charges to the LLC's for formation, opening regional offices, reimbursement for administrative overhead expenses and 99% of the operating losses of the LLC's, until the balances due to the LLC's are reduced to $-0-. The amount due to LLC's was increased by deferred rescission costs as detailed in the following paragraph.

                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  TRANSACTIONS  WITH  RELATED  PARTIES,  CONTINUED

     In October 1999, Healthmax was advised by the Department of Professional and Financial Regulation, Bureau of Banking, Securities Division for the State of Maine, that certain sales of LLC's economic interests to Maine residents were not covered by an exemption from registration, and were affected with the assistance of a person not licensed to sell securities in that state, and therefore are subject to rescission. Healthmax, through counsel, has confirmed that it will offer rescission to the Maine investors, but has not yet determined the manner or method of this offer. Neither the LLC's, Healthmax nor the Company, has sufficient funds available to return the full amount of the Maine investors' interests (approximately $743,750), should they all elect to rescind their investment. At December 31, 1999, the total deferred rescission costs were $640,663.

     The Company rents its administrative office from a partnership in which the principal shareholder of the Company is a partner. Lease expense relating to the lease was $13,250 and $15,000 in 1999 and 1998, respectively. At December 31, 1999, the Company had a liability for unpaid rent to the partnership of $87,365 which is included in accrued liabilities (see note
    7). Effective Novermber 1, 1999, the Company moved its administrative office to a new location. The Company sells nutritional products to Healthcare at cost. Such sales amounted to $28,127 and $36,517 in 1999 and 1998, respectively. The liability of $9,547 at December 31, 1999 to Healthcare is net of product sales and advances made to Healthcare and a loan from Healthcare.


(5)  LEASES

     The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net lease payments for furniture and equipment:


              2000                                  $11,478
              2001                                    3,910
              2002                                    3,910
              2003                                    3,910
              2004                                    3,258
                                                     ------
                Total lease payments                 26,466
                Less amount representing interest     6,870
                                                     ------
                Present value of lease payments      19,596

                Less current obligations              8,847
                                                     ------

                Long-term capital lease obligations  $10,749
                                                     =======


     Total rental expense was $72,064 and $31,240 for the years ended December 31, 1999 and 1998, respectively.

                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  INCOME  TAXES

     The actual income tax benefit differs from the "expected" tax benefit, computed by applying the U.S. Federal Corporate Income Tax Rate of 34%, to the loss before income taxes, as follows:


                                                         1999         1998
                                                       ---------    ---------
             Income tax benefit computed at the        $ 537,000     243,000
                federal Statutory rate of 34%
             State income tax benefit, net of tax         58,000      26,000
                benefit federal
             Nondeductible expenses                       (1,000)     (2,000)
             Increase in valuation allowances           (594,000)   (267,000)

                                                      $       -            -
                                                      ===========   =========


     The components of the deferred income tax asset are as follows:

                                                   1999             1998
                                                ----------       -----------
          Deferred  tax  assets:
            Net  operating  losses              $1,627,000          890,000
            Start up costs capitalized
              for tax purposes and amortized
              over a five year nperiod,
              expensed  for  financial
              statement  purposes                  281,000          421,000
            Unearned  income                       103,000          105,000
            Other                                    2,000            3,000
                                                 2,013,000        1,419,000
                                                 ---------       -----------
            Valuation  allowance                (2,013,000)      (1,419,000)

                                             $         -                  -
                                            ==============       ===========

     At December 31, 1999, the Company had tax operating loss carryforwards of approximately $4,326,000 available to reduce future federal income taxes, which, if unused, will expire from 2011 to 2019.

                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  ACCRUED  LIABILITIES

     Accrued liabilities at December 31, 1999 are as follows:

Estimated value of common stock
to be issued for services (note 10)                                  $ 25,000
Accrued salaries                                                      332,746
Accrued commissions                                                    95,148
Accrued interest                                                       65,811
Accrued rent                                                           87,635
Accrued property taxes                                                  3,492
Other                                                                     679
                                                                     --------
                                                                     $610,511
                                                                     ========

(8)  LITIGATION

     The Company is a nominal defendant in a legal action. While the results of the legal action cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on its financial condition.


(9)  CONTINGENCY

     At December 31, 1999, the Company has suffered recurring losses and has a net capital deficiency of $3,849,538 and a working capital deficiency of $4,132,944, which raises substantial doubt about its ability to continue as a going concern. The Company is contemplating a public or private offering of securities as a means of raising funds to implement its business plan.


(10) COMMON  STOCK  ISSUED  OR  ISSUABLE  FOR  SERVICES

     In April 1999, the Company issued 150,000 shares of common stock to a non-employee in consideration for facilitating revisions in January and February 1999 to the original agreement with PLC (see Note 1a) that had not been complied with as of December 31, 1998. The value of the shares issued was based on the trading price of the Company's common stock, less a discount for the restriction on transferability of the shares.

                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) COMMON  STOCK  ISSUED  OR  ISSUABLE  FOR  SERVICES,  CONTINUED

     Effective January 1, 1999, the Company entered into employment agreements with two officers, which provided that each officer will receive a base salary plus a cash bonus equal to two percent (2%) of the Company's net profit after income taxes, subject to maximums of $100,000, $150,000 and $200,000 in 1999, 2000 and 2001, respectively. The employment agreements also provide common stock bonuses to each officer of 100,000 shares in 1999, 2000 and 2001, respectively. The 200,000 shares to be issued as of January 1, 1999 have been reflected as compensation as of December 31, 1999. The value of the shares issued was based on the trading price of the Company's common stock, less a discount for the restriction on transferability of the shares.

     During the year ended December 31, 1999, the Company issued 241,000 shares of common stock for consulting services from non-employees. The Company valued these transactions at the estimated fair value of the services received.

     In Novermber 1999, the Company issued 400,000 shares of common stock to certain employees for services. The value of the shares issued was based on the trading price of the Company's common stock, less a discount for the restriction on transferability of the shares.

     In 1999, the Company sold a total of 323,333 shares of Common Stock, for an aggregate of $485,000, pursuant to Rule 504, promulgated under the Securities Act of 1933, as amended.

     The Company is authorized to issue 10,000,000 shares of preferred stock, $.01 par value per share, the rights and preferences of which May be designated by the Board of Directors without shareholder approval. On March 3, 1999, the Company designated the rights and preferences of its Series A Redeemable Convertible Preferred Stock, and authorized the sale of up to 1,400,000 shares as part of an offering that was terminated in September 1999 (the "Unit Offering"). Prior to the Unit Offering, no series of preferred stock had been designated. Although one Unit was sold in the Unit Offering for $25,000, the purchaser has agreed to accept an investment in the Company's next offering, provided the terms are as favorable to him as were the terms of the Unit Offering. No definitive terms have been established for the Company's next offering, and it is possible that the $25,000 will be returned to the investor at some future date and has been included in accrued liabilities (see note 7).

     In April 1999, the Company agreed to acquire the minority interest in Healthmax for restricted stock of the Company, at the rate of one share of the Company's common stock for each share of Healthmax stock exchanged. If all of the minority shareholders exchange their Healthmax stock for the Company's stock, the Company would be required to issue approximately 430,000 additional shares of common stock. During 1999, the Company issued 289,104 shares for acquisition of a portion of the minority interest.

                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) SUBSEQUENT  EVENTS

     The Company agreed to acquire Healthcare during 1999 (see Note 4), subject to certain conditions. Under the terms of the acquisition, to be accounted for as a pooling of interests, the Company will exchange approximately 2,000,000 shares of common stock for all of Healthcare's outstanding shares. Healthcare operates a chiropractic group practice in Central Florida and has affiliated chiropractic practices throughout Florida.

     If the acquisition is consummated, the financial position and results of operations of the Company and Healthcare will be combined in 2000 retroactive to January 1, 2000. In addition, all prior periods presented will be restated to give effect to the pooling.

     Presented below are condensed combined pro forma financial statements as of and for the year ended December 31, 1999 and 1998 to give effect to the transaction. The condensed combined financial statements reflect the elimination of interCompany transactions.

     Condensed balance sheet at December 31, 1999:

                             COMPANY     HEALTHCARE   ELIMINATIONS    COMBINED
                           ------------  -----------  -------------  -----------
Assets:
Current assets             $   209,310      152,145              -      361,455
Property & equipment, net       52,357       76,728              -      129,085
Other assets                     5,050        9,547         (9,547)       5,050
Deferred rescission costs      640,663            -              -      640,663
                           $   907,380      238,420         (9,547)   1,136,253
                           ------------  -----------  -------------  -----------

Liabilities:
Current liabilities        $ 4,342,254      360,429         (9,547)   4,693,136
Unearned income                274,370            -              -      274,370
Long-term obligations           10,749      144,725              -      155,474
Minority interest              129,545            -              -      129,545
                             4,756,918      505,154         (9,547)   5,252,525
                           ------------  -----------  -------------  -----------
Stockholders' deficit       (3,849,538)    (266,734)             -   (4,116,272)
                           $   907,380      238,420         (9,547)   1,136,253

                        ACCESS HEALTH ALTERNATIVES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)     SUBSEQUENT  EVENTS,  CONTINUED

Condensed statement of operations:
Revenues                             $   523,484   1,937,144   (28,127)    2,432,501
Operating costs and expenses
                                       1,979,628   1,766,097   (28,127)    3,717,598
Operating income (loss)               (1,456,144)    171,047         -    (1,285,097)
                                     ------------  ----------  --------  ------------
Other expenses                          (121,082)    (52,732)        -      (173,814)
Net income (loss)                    $(1,577,226)    118,315         -    (1,458,911)

Basic net loss per share                                                 $      (.40)

Condensed  balance  sheet  at  December  31,  1998:

                                       COMPANY     HEALTHCARE   ELIMINATIONS     COMBINED
                                     ------------  -----------  -------------  ------------
Assets:
Current assets                       $    85,593       55,106              -       140,699
Property & equipment, net                 51,034       61,923              -       112,957
Other assets                              16,711       39,383        (39,383)       16,711
                                     $   153,338      156,412        (39,383)      270,367
                                     ------------  -----------  -------------  ------------
Liabilities:
Current liabilities                  $ 3,242,288      361,535        (39,383)    3,564,440
Unearned income                          278,417            -              -       278,417
Long-term obligations                      5,226      179,926              -       185,152
Minority interest                        405,063            -              -       405,063
                                       3,930,994      541,461        (39,383)    4,433,072
                                     ------------  -----------  -------------  ------------
Stockholders' deficit                 (3,777,656)    (385,049)             -    (4,162,705)
                                     $   153,338      156,412        (39,383)      270,367

Condensed statement of operations:
Revenues                             $   834,558    1,588,823        (36,517)    2,386,864
Operating costs and expenses
                                       1,382,540    1,626,134        (36,517)    2,972,157
Operating income (loss)                 (547,982)     (37,311)             -      (585,293)
                                     ------------  -----------  -------------  ------------
Other expenses                          (166,616)     (38,195)             -      (204,811)
Net income (loss)                    $  (714,598)     (75,506)             -      (790,104)

Basic net loss per share                                                       $      (.26)

                                                            FINANCIAL STATEMENTS
                                     (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                                                         ACCESS HEALTHCARE, INC.


                                                      DECEMBER 31, 1999 AND 1998

                             ACCESS HEALTHCARE, INC.


                                Table of Contents



Independent  Auditors'  Report                                          1


Consolidated  Financial  Statements:

     Consolidated  Balance  Sheets                                      2

     Consolidated  Statements  of  Operations                           3

     Consolidated  Statements  of  Stockholders'  Deficit               4

     Consolidated  Statements  of  Cash  Flows                          5


Notes  to  Consolidated  Financial  Statements                          6

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The  Board  of  Directors
Access  Healthcare,  Inc.:


We have audited the acCompanying consolidated balance sheets of Access Healthcare, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Healthcare, Inc. at December 31, 1999 and 1998, the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The acCompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has a net capital and working capital deficiency, which raises substantial doubt about their ability to continue as a growing concern. Management's plans regarding those matters are described in
Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Orlando,  Florida
March  13,  2000

                              ACCESS HEALTHCARE, INC.

                            CONSOLIDATED BALANCE SHEETS

                            December 31, 1999 and 1998



                                 ASSETS
                                --------
                                                                  1999       1998
                                                               ----------  ---------
Current assets:
  Cash                                                         $      37        754
  Accounts receivable, net of allowance for doubtful accounts    146,300     54,352
    of $45,000 and $-0- in 1999 and 1998, respectively
  Other current assets                                             5,808          -
                                                               ----------  ---------

      Total current assets                                       152,145     55,106

Property and equipment, net                                       76,728     61,923
Due from related parties-Access Health Alternatives, Inc.          9,547     39,383
                                                               ----------  ---------

      Total assets                                             $ 238,420    156,412
                                                               ==========  =========

              LIABILITIES AND STOCKHOLDERS' DEFICIT
              --------------------------------------
Current liabilities:
  Line of credit                                               $  24,858     25,000
  Bank overdraft                                                  16,444     26,995
  Current obligations under capital leases                        42,737     30,237
  Current maturities of long-term debt                            17,060     14,822
  Accounts payable                                               103,372    104,929
  Accrued liabilities                                             23,566     24,160
  Due to stockholders                                             54,179     57,179
  Due to related parties-limited liability Company                78,213     78,213
                                                               ----------  ---------

      Total current liabilities                                  360,429    361,535

Obligations under capital leases, less current portion           130,340    145,080
Long-term debt, less current portion                              14,385     34,846
                                                               ----------  ---------

      Total liabilities                                          505,154    541,461

Stockholders' deficit:
  Common stock, $.001 par value, 40,000,000 shares
    authorized, 7,868,750 shares issued and outstanding              787        787
  Capital in excess of par value                                 301,757    301,757
  Accumulated deficit                                           (569,278)  (687,593)
                                                               ----------  ---------

      Total stockholders' deficit                               (266,734)  (385,049)
                                                               ----------  ---------

      Total liabilities and stockholders' deficit              $ 238,420    156,412
                                                               ==========  =========

See acCompanying notes to consolidated financial statements.

                       ACCESS HEALTHCARE, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS

         For the years ended December 31, 1999 and 1998


                                           1999         1998
                                        -----------  ----------
Revenues:
  Patient services, net                 $1,937,144   1,588,823

Expenses:
  Selling, general and administrative    1,766,097   1,626,134
                                        -----------  ----------

    Operating income (loss)                171,047     (37,311)

Other income (expense):
  Interest expense                         (52,732)    (35,515)
  Loss on sale of assets                         -      (2,847)
  Miscellaneous income                           -         167
                                        -----------  ----------

    Total other expense                    (52,732)    (38,195)
                                        -----------  ----------

    Net income (loss)                   $  118,315     (75,506)
                                        ===========  ==========

See acCompanying notes to consolidated financial statements.

                                ACCESS HEALTHCARE, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                    For the years ended December 31, 1999 and 1998


                                    COMMON STOCK            CAPITAL
                             --------------------------- IN EXCESS OF  ACCUMULATED
                                SHARES        AMOUNT       PAR VALUE    DEFICIT     TOTAL
                             ------------  -------------  -----------  ---------  ---------
Balances, December 31, 1997     7,868,750  $         787      301,757  (612,087)  (309,543)

Net loss for the year
  ended December 31, 1998               -              -            -   (75,506)   (75,506)
                             ------------  -------------  -----------  ---------  ---------

Balances, December 31, 1998     7,868,750            787      301,757  (687,593)  (385,049)

Net income for the year
  ended December 31, 1999               -              -            -   118,315    118,315
                             ------------  -------------  -----------  ---------  ---------

Balances, December 31, 1999     7,868,750  $         787      301,757  (569,278)  (266,734)
                             ============  =============  ===========  =========  =========

See acCompanying notes to consolidated financial statements.

                                ACCESS HEALTHCARE, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOW

                    For the years ended December 31, 1999 and 1998


                                                                   1999       1998
                                                                ----------  ---------
Cash flows from operating activities:
  Net income (loss)                                             $ 118,315    (75,506)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation                                                 26,090     26,693
      Loss on sale of assets                                            -      2,847
      Allowance for doubtful accounts                              45,000          -
      Cash provided by (used for) changes in:
        Accounts receivable                                      (136,948)     8,348
        Other current assets                                       (5,808)         -
        Bank overdraft                                            (10,551)    26,995
        Accounts payable                                           (1,557)   (12,634)
        Accrued liabilities                                          (594)         -
                                                                ----------  ---------

          Net cash provided by (used in) operating activities      33,947    (23,257)

Cash flows from investing activities:
  Purchases of equipment                                          (10,939)    (3,334)
  Proceeds from sale of equipment                                       -      1,500
                                                                ----------  ---------

          Net cash used in investing activities                   (10,939)    (1,834)

Cash flows from financing activities:
  Proceeds from borrowings                                              -    342,635
  Principal payments on borrowings                                (50,561)  (217,255)
  Due from related parties, net                                    29,836    (87,500)
  Payment from stockholder                                         (3,000)    40,679
  Due to related parties, net                                           -    (55,733)
                                                                ----------  ---------

          Net cash provided by (used in) financing activities     (23,725)    22,826
                                                                ----------  ---------

  Net decrease in cash                                               (717)    (2,265)

  Cash at beginning of period                                         754      3,019
                                                                ----------  ---------

  Cash at end of period                                         $      37        754
                                                                ==========  =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  52,732     35,515
                                                                ==========  =========

Supplemental disclosure of non-cash transactions:
  Capital lease obligation                                      $  29,956          -
                                                                ==========  =========

See acCompanying notes to consolidated financial statements.

                             ACCESS HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  ORGANIZATION AND BUSINESS

          Access Healthcare, Inc. (the "Company") was originally organized as Daniel J. Pavlik, D.C., P.A., a corporation in the State of Florida in April 1983. In October 1993, the name was changed to Access Healthcare, Inc.

     (b)  PRINCIPLES OF CONSOLIDATION

          The  acCompanying   consolidated   financial  statements  include  the
          accounts of the Company and its wholly owned subsidiary. All significant interCompany transactions and balances have been eliminated in consolidation.

     (c)  BUSINESS

          The Company operates a chiropractic group practice in Central Florida and has affiliated chiropractic practices throughout Florida.

     (d)  STATEMENT OF CASH FLOW

          For purposes of the statement of cash flows, the Company considers all short-term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents.

     (e)  INCOME TAXES

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                             ACCESS HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (f)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (g)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the individual assets using the straight-line method. Property under capital leases is amortized over the lease terms.


(2)  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31:


                                 1999     1998
                               --------  -------
Computer equipment             $ 75,276   37,251
Medical equipment                62,907   62,488
Furniture and fixtures           18,786   16,335
Vehicles                         14,298   14,298
Leasehold improvements           32,158   32,158
                                203,425  162,530
                               --------  -------
Less accumulated depreciation   126,697  100,607
                               --------  -------
Total                          $ 76,728   61,923
                               ========  =======

For the years ended December 31, 1999 and 1998, depreciation expense amounted to $26,090 and $26,693, respectively. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets is required.

                             ACCESS HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                               1999     1998
                                              -------  ------
Notes payable to an individual with interest
     rates ranging from 8.75% to 9.25%; with
     an aggregated payment of $1,600 due
     monthly                                  $23,138  38,264

Note payable to a bank, bearing interest at
     10.23%; $284 due monthly, secured by a
     vehicle                                    8,307  10,741

Other notes                                         -     663
                                              -------  ------

                                               31,445  49,668

Less current maturities on long-term debt      17,060  14,822
                                              -------  ------

     Total long-term debt                     $14,385  34,846
                                              =======  ======


The following is a schedule by year of principal payments of long-term debt subsequent to 1999:



YEAR ENDING DECEMBER 31,
-------------------------
2000                       $17,060
2001                         7,124
2002                         6,670
2003                           591
                          --------
                            31,445

(4)  TRANSACTIONS WITH RELATED PARTIES

     The Company rents its administrative office and a chiropractic clinic from a partnership in which the principal shareholder of the Company is a partner. Lease expense relating to the lease was $54,060 and $50,100 in December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the Company had a liability for unpaid rent to the partnership of $52,860 and $59,814, respectively, which is included in accounts payable. Future minimum lease payments under this lease are $66,000 per year through 2002.

     The Company purchases nutritional products from a related party. Such purchases are recorded at cost and amounted to $28,127 and $36,517 at December 31, 1999 and 1998, respectively.

                             ACCESS HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  LEASES

     During 1999, the Company obligated existing equipment under long-term capital leases. The following is a schedule by year of future minimum lease payments under capital leases at December 31:


Year ending December 31:
------------------------

2000                                  $ 83,344
2001                                    80,633
2002                                    61,079
2003                                    31,409
2004                                     6,009
                                      --------
Total lease payments                   262,474
Less amount representing interest
     (11% to 35%)                       89,397
                                      --------
Present value of lease payments        173,077
Less current obligations                42,737
                                      --------
Long-term capital lease obligations   $130,340
                                      ========

(6)  INCOME TAXES

     The actual income tax expense (benefit) from both 1999 and 1998, differs from the "expected" tax expense (benefit), computed by applying the U.S. Federal Corporate Income Tax Rate of 34%, to the income (loss) before income taxes, as follows:

                                                 1999       1998
                                               ---------  --------
Income tax expense (benefit) computed at the
     federal statutory rate of 34%             $ 40,000   (26,000)
State income tax benefit, net of federal
     tax benefit                                  5,000    (3,000)
Nondeductible expenses                            5,000     5,000
Decrease (increase) in valuation allowance      (50,000)   24,000
                                               ---------  --------
                                               $      -         -

                             ACCESS HEALTHCARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  INCOME TAXES, CONTINUED

     The components of the deferred income tax asset at December 31, 1999 and 1998 are as follows:

                                              1999       1998
                                           ----------  ---------
Deferred tax assets:
     Net operating losses                  $ 209,000    224,000
     Allowance for doubtful accounts          17,000          -
     Accrual method (book) to cash method
          (tax) adjustment                   (24,000)    28,000
                                             202,000    252,000
     Valuation allowance                    (202,000)  (252,000)
                                           ----------  ---------
                                           $       -          -
                                           ==========  =========

     At December 31, 1999, the Company had tax operating loss carryforwards of approximately $578,000 available to reduce future federal income taxes, which expire from 2011 to 2019.


(7)  LITIGATION

     The Company is a party to a legal action. While the results of the legal action cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on its financial condition.


(8)  CONTINGENCY

     At December 31, 1999, the Company has a net capital deficiency of $266,734 and a working capital deficiency of $248,891, which raises substantial doubt about their ability to continue as a going concern. The Company is contemplating a public or private offering of securities as a means of raising funds to implement its business plan.


(9)  PENDING ACQUISITION

     The Company entered into an agreement to be acquired by Access Health Alternatives, Inc., a Company related by common management and shareholders. Under the terms of the acquisition, to be accounted for as a pooling of interests, the shareholders of the Company will exchange 7,868,750 shares of common stock for approximately 2,000,000 shares of common stock of Access Health Alternatives, Inc.