Form 10QSB
period 2000-03-31
ACCESS HEALTH ALTERNATIVES INC
filed 2000-05-22
CIK 1084463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB

                                   (Mark  One)
  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2000
                               ------------------

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

State the number of shares outstanding of each of the issuer's classes of common
equity,  as of the latest practicable date.     2,636,887 shares of common stock
as  of  March  20,  2000
                           --------------------------

Transitional  Small  Business  Disclosure  Format  (Check  one)  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION


                        ACCESS HEALTH ALTERNATIVES, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                              MARCH 31,   DECEMBER 31,
                                 2000         1999
                              ----------  ------------
ASSETS
----------------------------

Current assets:
  Cash                        $    1,112         1,757
  Receivables:
    Trade, net                    57,986        58,923
    Other                          4,380         4,380
                              ----------  ------------

        Total receivables         62,366        63,303
  Inventories                    127,737       144,250
                              ----------  ------------

        Total current assets     191,215       209,310

Property and equipment, net       48,378        52,357
Other assets                       5,050         5,050
Deferred rescission costs        640,663       640,663
                              ----------  ------------

        Total assets          $  885,306       907,380
                              ==========  ============


See accompanying notes to consolidated financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      CONSOLIDATED BALANCE SHEET, CONTINUED
                                   (UNAUDITED)



                                                                   MARCH 31,    DECEMBER 31,
                                                                      2000          1999
                                                                  ------------  -------------
           Liabilities and Stockholders' Deficit

Current liabilities:
  Notes and commercial paper                                      $ 1,555,201      1,491,348
  Current obligation under capital lease                                7,213          8,847
  Bank overdraft                                                        4,408          8,016
  Accounts payable                                                    430,333        404,935
  Accrued liabilities                                                 884,208        610,511
  Due to related parties:
    Stockholders                                                      198,086        185,137
    Limited liability companies including recision                  1,603,809      1,603,809
      of $763,750 to be offered to holders of economic
      interests at September 30, 1999
    Access Healthcare, Inc.                                            35,510         29,651
                                                                  ------------  -------------

        Total due to related parties                                1,837,405      1,818,597
                                                                  ------------  -------------

        Total current liabilities                                   4,718,768      4,342,254

Unearned income                                                       253,731        274,370
Obligation under capital lease, less current portion                   10,749         10,749
Minority interest in subsidiary                                       129,545        129,545
                                                                  ------------  -------------

        Total liabilities                                           5,112,793      4,756,918

Stockholders' deficit:
  Preferred stock, $.01  par value, 10,000,000 shares authorized
    none issued                                                             -              -
  Common stock, $.001 par value, 50,000,000 shares authorized,
    2,626,787 shares issued and outstanding                             2,627          2,627
  Capital in excess of par value                                    1,530,217      1,530,217
  Accumulated deficit                                              (5,760,331)    (5,382,382)
                                                                  ------------  -------------

        Total stockholders' deficit                                (4,227,487)    (3,849,538)
                                                                  ------------  -------------

        Total liabilities and stockholders' deficit               $   885,306        907,380
                                                                  ============  =============


See accompanying notes to consolidated financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             2000             1999
                                     --------------------  ----------
Revenues:
  Equipment                          $                 -           -
  Products                                        56,412      89,048
  Other                                           19,202      23,009
                                     --------------------  ----------

      Total revenues                              75,614     112,057

Cost of sales:
  Equipment                                            -           -
  Products                                        16,513      25,639
  Other                                                -         372
                                     --------------------  ----------

      Total cost of sales                         16,513      26,011
                                     --------------------  ----------

      Gross profit                                59,101      86,046

Selling, general and administrative              414,068     433,768
                                     --------------------  ----------

      Operating loss                            (354,967)   (347,722)

Other expense:
  Interest expense                                22,932      38,482
  Other, net                                          50           -
                                     --------------------  ----------

      Total other expense                         22,982      38,482
                                     --------------------  ----------

      Net loss                       $          (377,949)   (386,204)
                                     ====================  ==========

Basic net loss per share             $             (0.14)  $   (0.34)
                                     ====================  ==========


See accompanying notes to consolidated financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2000             1999
                                                         --------------------  -----------
Cash flows from operating activities:
  Net loss                                               $          (377,949)    (386,204)
  Adjustment to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                    3,979        8,598
      Losses of limited liability companies                                -       28,354
      Unearned income recognized                                     (20,639)     (19,500)
      Issuance of common stock for services                                -       63,280
      Cash provided by (used in) changes in:
          Receivables                                                    937       (2,939)
          Inventories                                                 16,513        2,540
          Other assets                                                     -   (28,711.00)
          Deferred rescission costs                                        -            -
          Bank overdraft                                              (3,608)      17,586
          Accounts payable                                            25,398      162,284
          Accrued liabilities                                        273,697        7,774
                                                         --------------------  -----------

        Net cash used in operating activities                        (81,672)    (146,938)

Cash flows from investing activities:
  Purchases of property and equipment                                      -       (4,382)
                                                         --------------------  -----------

Cash flows from financing activities:
  Payments on notes and commercial paper                                (913)     (80,793)
  Proceeds from notes and commercial paper                            64,766            -
  Due to stockholders                                                 12,949      (54,878)
  Advances (to) from limited liability companies                           -     (168,168)
  Due to related party                                                 5,859       (3,600)
  Payments on capital lease obligations                               (1,634)
  Proceeds from issuance of stock                                          -      485,000
                                                         --------------------  -----------

        Net cash provided by financing activities                     81,027      177,561
                                                         --------------------  -----------

  Net (decrease) increase in cash                                       (645)      26,241

    Cash at beginning of period                                        1,757          419
                                                         --------------------  -----------

    Cash at end of period                                $             1,112       26,660
                                                         ====================  ===========

Supplemental disclosure:
  Cash paid during the period for interest               $             4,515       33,129
                                                         ====================  ===========


See accompanying notes to consolidated financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)     ORGANIZATION

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



(2)     BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and cash flows for the interim periods reported. These adjustments are of a normal recurring nature. However, the accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The balance sheet as of December 31, 1999, was derived from the audited consolidated balance sheet. These statements should be read in conjunction with the financial statements included in the Company's Form 10-KSB filed with the Securities and Exchange Commission, which include audited financial statements for the year ended December 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the year.

                        ACCESS HEALTH ALTERNATIVES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(3)     LITIGATION

In October, 1999 HealthMax was advised by the Department of Professional and Financial Regulation, Bureau of Banking, Securities Division for the State of Maine that certain sales of LLC's economic interests to Maine residents were not covered by an exemption from registration, and were effected with the assistance of a person not licensed to sell securities in that state, and therefore are subject to rescission to the Maine investors, but has not yet determined the manner or method of this offer. Neither the LLC's, HealthMax nor the Company has sufficient funds available to return the full amount of the Maine investors' interests ($763,750), should they all elect to rescind their investment. The Company has recorded a liability previously recorded with respect to the state of Maine investors of $640,663. The Company has recorded deferred rescission costs for $640,663.

In December 1999, the Company became aware of an inquiry by the Comptroller's office of the State of Florida into the manner by which certain LLC interests were sold to residents of Florida. The State has requested certain documents and information from the Company, from LLC's and from HealthMax in what the Company believes is an effort to determine if securities were sold without registration or without an exemption from registration, or by persons not licensed to sell securities in the State. The Company is cooperating with the State's inquiry, and is unable to speculate at this time as to the outcome of such inquiry. All LLC interests sold in the State of Florida are approximately $1,472,000.

The Company has been notified of two separate law suits by various lenders demanding, among other things, the enforcement of a settlement agreement between the lender and the Company. The Company believes the suit will be satisfied upon payment of all outstanding amounts owed, which totals approximately $200,000 and is reflected as a liability on the balance sheet at September 30, 1999.


(4)     CONTINGENCY

At December 31, 1999, the Company has suffered recurring losses and has a net capital deficiency of $3,849,538 and a working capital deficiency of $4,132,944, which raises substantial doubt about its ability to continue as a going concern. The Company is contemplating a public or private offering of securities as a means of raising funds to implement its business plan.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(5)     SUBSEQUENT  EVENTS

VITACARE
April  18,  2000  the  Company  signed  a  letter  of intent to acquire Vitacare
Solutions, Inc. (Vitacare); a management service organization representing affiliated Independent Physicians Associations. The Company will acquire Vitacare in an all-stock transaction. The transaction is subject to the completion of definitive agreements and additional due diligence, and is expected to close on or before June 30, 2000.

ACCESS  HEATHCARE
The Company agreed to acquire Access HealthCare, Inc. (Healthcare) during 1999, subject to certain conditions. Under the terms of the acquisition, to be accounted for as a pooling of interests, the Company will exchange approximately 2,000,000 shares of common stock for all of HealthCare's outstanding shares. HealthCare operates a chiropractic group practice in Central Florida and has affiliated chiropractic practices throughout Florida.

If the acquisition is consummated, the financial position and results of operations of the Company and HealthCare will be combined in 2000 retroactive to January 1, 2000. In addition, all prior periods presented will be restated to give effect to the pooling.

Presented below are condensed combined pro forma financial statements as of and for the three month period ended March 31, 2000 to give effect to the transaction. The condensed combined financial statements reflect the elimination of intercompany transactions.

     Condensed  balance  sheet  at  March  31,  2000:

                                       COMPANY     HEALTHCARE   ELIMINATIONS     COMBINED
                                     ------------  -----------  -------------  ------------
Assets:
Current assets                       $   191,215      249,218              -       440,433
Property & equipment, net                 48,378       75,003              -       123,381
Other assets                               5,050       35,722        (35,510)        5,262
Deferred rescission costs                640,663            -              -       640,663
                                     $   885,306      359,943        (35,510)    1,209,739
                                     ------------  -----------  -------------  ------------

Liabilities:
Current liabilities                  $ 4,718,768      505,754        (35,510)    5,188,012
Unearned income                          253,731            -              -       253,731
Long-term obligations                     10,749      123,108              -       133,857
Minority interest                        129,545            -              -       129,545
                                       5,112,793      628,862        (35,510)    5,706,145
                                     ------------  -----------  -------------  ------------
Stockholders' deficit                 (4,227,487)    (268,919)             -    (4,496,406)
                                     $   885,306      359,943        (35,510)    1,209,739

Condensed statement of operations:
Revenues                             $    75,614      571,646        (22,541)      624,719
Operating costs and expenses
                                         430,581      529,379        (22,541)      937,419
Operating income (loss)                 (354,967)      42,267              -      (312,700)
                                     ------------  -----------  -------------  ------------
Other expenses                           (22,982)     (15,440)             -       (38,422)
Net income (loss)                    $  (377,949)      26,827              -      (351,122)

Basic net loss per share                                                       $      (.13)


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

Results of Operations for the Period Ended March 31, 2000 compared with Periods Ended March 31, 1999

Management believes that a comparison of the financial performance of the Company in the three months ended March 31, 2000 and in the three months ended March 31, 1999 clearly shows the impact of a lack of capital and the attention of Senior Management to the establishment of a public trading market for the Company's securities.

     During the quarter represented, the Company continues to down size it's operations in light of the cash shortfall. Certain operations and development activities were suspended. The resulting impact to Total Revenues was a decline of 32.5% dropping to $75,614. This Revenue figure is expected to drop further in the second quarter but will soon reach a base representing core ongoing sales of the products. Marketing activities during the quarter revolved around direct mail and promotions of specific products. There were no increases in the provider network as all regional sales and support activities were suspended other then in the Central Florida market.

     Selling, general and administrative expenses declined slightly, 4.5%, and is expected to further decline in the second quarter

Liquidity  and  Capital  Resources

     Continued cash flow shortages that have slowed the Company's growth and diverted management attention to away from development activities. The Company has experienced a dramatic rise in accounts payable and accrued liabilities increased from $1,015,446 at the beginning of the quarter to $1,314,541 or 29.5% when combined. The Company continues to rely on loans from affiliated and unaffiliated parties to cover some of its cash flow shortfall. As evidence, Notes and commercial paper increased by $63,853 to $1,555,201. Loans from stockholders and Access Healthcare, an announced acquisition, increased to $198,086 and $35,510 respectively.

     Accounts receivables and other Current and long term assets remained relatively unchanged other then a reduction in Inventory of $16,513 to $127,737 reflecting sales during the period. Total asset decline of $22,704 to $885,306 explained by Inventory and depreciation. There were no purchases or disposals of assets during the period other then in the normal course of business.

     The cash used in operations for the three months ended March 31, 2000 and 1999 was $81,672 and $146,938 respectively. The major items comprising the cash used in operations were losses of $377,949 and $386,204, respectively.


     The Company continues to experience negative cash flow, and anticipates this continuing through the end of the current fiscal year. Management believes that additional funding will be necessary in order for it to continue as a going concern. In April, the Company initiated an offering to sell shares of Series B Preferred Stock. Successful completion of this offering is expected to bring $2,100,000 to the company before selling costs although there can be no assurances that the Company will be successful in procuring such financing. The Preferred Offering carries a conversion to common stock, which, if fully converted will result in the issuance of 2,800,000 shares. The is a coupon of 8% payable quarterly.

                           PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     There were no new legal proceedings initiated against the company in the first quarter if 2000. Certain small claims actions and a suit by Innovative Health Products were either settled or dismissed.

ITEM  2.  CHANGES  IN  SECURITIES

     On April 2000, the Company designated the rights and preferences of its Series B Redeemable Convertible Preferred Stock, and authorized the sale of up to 2,800,000 common shares as part of the offering.

     In January, 2000, the Company issued 100,000 shares to each of Donald Metchick and Steven Miracle pursuant to their respective Employment agreements, pursuant to Section 4(2).

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

n/a

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

n/a

ITEM  5.  OTHER  INFORMATION.

     In April 2000, the Company received confirmation that its registration statement on Form 10SB under the Securities Exchange Act of 1934 (the
"Exchange Act") had "cleared" comments. Subsequently the companies common stock regained listing on the Over the Counter Bulletin Board Exchange.

     In April 2000, the Company, and Vitacare Solutions, Inc. ("Vitacare"), agreed to merge in an all stock transaction. The merger is contingent of due diligence and definitive documents and is expected to close no later then June 30, 2000.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

n/a

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ACCESS  HEALTH  ALTERNATIVES,  INC.
                                   -----------------------------------
                                              (registrant)



     Date:   5/19/00                      /s/  Daniel  J.  Pavlik
            --------                     ---------------------------------------
                                                       (signature)*
                                         Daniel  J.  Pavlik,  President  &  CEO


     Date:   5/19/00                      /s/  Donald  Metchick
            --------                     ---------------------------------------
                                                       (signature)*
                                         Donald  Metchick,  Vice  President


     Date:   5/19/00                      /s/  Steven  Miracle
            --------                     ---------------------------------------
                                                       (signature)*
                                         Steven Miracle, Chief Operating Officer


*Print  the  name  and  title  of  each  signing  officer  under this signature.