Form 10QSB
period 2000-06-30
ACCESS HEALTH ALTERNATIVES INC
filed 2000-08-11
CIK 1084463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

                                   (Mark  One)
  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the six month period ended June 30, 2000
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

State the number of shares outstanding of each of the issuer's classes of common
equity,  as of the latest practicable date.     2,661,509 shares of common stock
as  of  June  30,  2000.
                           --------------------------

Transitional  Small  Business  Disclosure  Format  (Check  one)  Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION


                                ACCESS HEALTH ALTERNATIVES, INC.

                                   CONSOLIDATED BALANCE SHEET


                                                                     JUNE 30,     DECEMBER 31,
                                                                       2000           1999
                                ASSETS                              (UNAUDITED)     (AUDITED)
                                ------                             ------------  ------------
Current assets:
  Cash                                                             $     2,242   $     1,757
  Receivables:
    Trade, net                                                          64,197        58,923
    Other                                                                4,380         4,380
                                                                   ------------  ------------
    Total receivables                                                   68,577        63,303
  Inventories                                                          121,170       144,250
                                                                   ------------  ------------

    Total current assets                                               191,989       209,310

Property and equipment, net                                             44,399        52,357
Other assets                                                             5,051         5,050
Deferred recission costs                                               640,663       640,663
                                                                   ------------  ------------

    Total assets                                                   $   882,102   $   907,380
                                                                   ============  ============



                See accompanying notes to consolidated financial statements


               LIABILITIES AND STOCKHOLDER'S DEFICIT
               -------------------------------------

Current liabilities:
  Notes Payable                                                    $ 1,573,851   $ 1,491,348
  Current obligation under capital lease                                 5,909         8,847
  Bank overdraft                                                         3,351         8,016
  Accounts payable                                                     476,376       404,935
  Accrued liabilities                                                  980,213       610,511
  Due to related parties:
    Stockholders                                                       183,086       185,137
    Limited liability companies including recision                   1,603,809     1,603,809
      of $763,750 to be offered to holders of economic
      interests at September 30, 1999
    Access Healthcare, Inc.                                             54,630        29,651
                                                                   ------------  ------------

        Total due to related parties                                 1,841,526     1,818,597
                                                                   ------------  ------------

        Total current liabilities                                    4,881,226     4,342,254

Unearned income                                                        235,370       274,370
Obligation under capital lease, less current portion                    10,749        10,749
Minority interest in subsidiary                                        129,545       129,545
                                                                   ------------  ------------

        Total liabilities                                            5,256,891     4,756,918

Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,             -             -
    none issued
  Common stock, $.001 par value, 50,000,000 shares authorized,
    2,661,509 shares issued and outstanding                              2,661         2,627
  Capital in excess of par value                                     1,530,183     1,530,217
  Accumulated deficit                                               (5,907,632)   (5,382,382)
                                                                   ------------  ------------

        Total stockholders' deficit                                 (4,374,788)   (3,849,538)
                                                                   ------------  ------------

        Total liabilities and stockholders' deficit                $   882,102   $   907,380
                                                                   ============  ============


                See accompanying notes to consolidated financial statements

                          ACCESS HEALTH ALTERNATIVES, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS

                                    (UNAUDITED)


                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                            JUNE 30,                 JUNE 30,
                                        2000        1999        2000        1999
                                     ----------  ----------  ----------  ----------
Revenues:
  Equipment                          $       -   $       -   $       -   $       -
  Products                              42,989     111,577      99,401     200,625
  Other                                 19,500     112,235      38,702     135,244
                                     ----------  ----------  ----------  ----------

    Total revenues                      62,489     223,812     138,104     335,869

Cost of sales:
  Equipment                                  -           -           -           -
  Products                               6,567      51,475      23,080      77,114
  Other                                      -       2,088           -       2,460
                                     ----------  ----------  ----------  ----------

      Total cost of sales                6,567      53,563      23,080      79,574
                                     ----------  ----------  ----------  ----------

      Gross profit                      55,922     170,249     115,023     256,295

Selling, general and administrative    175,695     273,971     589,763     707,739
                                     ----------  ----------  ----------  ----------

      Operating loss                  (119,773)   (103,722)   (474,740)   (451,444)

Other expense:
  Interest expense                      26,149      10,893      49,081      49,375
  Other, net                             1,381           -       1,431           -
                                     ----------  ----------  ----------  ----------

      Total other expense               27,529      10,893      50,512      49,375
                                     ----------  ----------  ----------  ----------

      Net loss                       $(147,302)  $(114,615)  $(525,251)  $(500,819)
                                     ==========  ==========  ==========  ==========

Basic net loss per share             $   (0.06)  $   (0.08)  $   (0.20)  $   (0.37)
                                     ==========  ==========  ==========  ==========


          See accompanying notes to consolidated financial statements

                                    ACCESS HEALTH ALTERNATIVES, INC.

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                              (UNAUDITED)


                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                            2000        1999        2000        1999
                                                         ----------  ----------  ----------  ----------
Cash flows from operating activities:
  Net loss                                               $(147,302)  $(114,615)  $(525,251)  $(500,819)
  Adjustment to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                          3,979       9,749       7,958      18,347
      Losses of limited liability companies                      -      57,850           -      86,204
      Unearned income recognized                           (18,361)    (19,500)    (39,000)    (39,000)
      Issuance of common stock for services                      -     163,000           -     226,280
      Cash provided by (used in) changes in:
        Receivables                                         (6,212)    (18,311)     (5,274)    (21,250)
        Inventories                                          6,567      10,623      23,080      13,163
        Other assets                                             -      17,805           0     (10,906)
        Bank overdraft                                      (1,057)   (118,943)     (4,665)   (101,357)
        Accounts payable                                    46,044    (301,165)     71,441    (138,881)
        Accrued liabilities                                 96,005     (70,623)    369,702     (62,849)
                                                         ----------  ----------  ----------  ----------

        Net cash used in operating activities              (20,337)   (384,130)   (102,009)   (531,068)

Cash flows from investing activities:
  Purchases of property and equipment                            -      (3,556)         (0)     (7,938)
                                                         ----------  ----------  ----------  ----------

Cash flows from financing activities:
  Payments on Notes                                            913     (53,194)          -    (133,987)
  Proceeds from notes and commercial paper                  17,737     444,429      82,503     444,429
  Due to stockholders                                      (15,000)    (39,792)     (2,051)    (94,670)
  Advances (to) from limited liability companies                 -      61,479           -    (106,689)
  Due to related party                                      19,120       3,961      24,979         361
  Payments on capital lease obligations                     (1,303)          -      (2,938)          -
  Proceeds from issuance of stock                                -      25,000           -     510,000
                                                         ----------  ----------  ----------  ----------

        Net cash provided by financing activities           21,467     441,883     102,494     619,444
                                                         ----------  ----------  ----------  ----------

  Net (decrease) increase in cash                            1,130      54,197         485      80,438

    Cash at beginning of period                              1,112      26,660       1,757         419
                                                         ----------  ----------  ----------  ----------

    Cash at end of period                                $   2,242   $  80,857   $   2,242   $  80,857
                                                         ==========  ==========  ==========  ==========

Supplemental disclosure:
  Cash paid during the period for interest               $   4,895   $   3,353   $   9,410   $  36,482
                                                         ==========  ==========  ==========  ==========


                      See accompanying notes to consolidated financial statements

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

On March 11, 1999, Holdings changed its name to Access Health Alternatives, Inc. ("Alternatives"). Unless the context indicates otherwise, references hereinafter to the "Company" include HealthMax and/or Alternatives.

On March 3, 1999, the Board of Directors authorized a one-for-ten reverse stock split effective March 15, 1999. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the decreased number of common shares outstanding.


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

The Company has been notified of three separate law suits by various lenders and vendors demanding, among other things, return of principle and interest. There has also been a suit filed by one LLC investor.


(4)     CONTINGENCY

At December 31, 1999, the Company has suffered recurring losses and has a net capital deficiency of $3,849,538 and a working capital deficiency of $4,132,944, which raises substantial doubt about its ability to continue as a going concern. Such losses have continued through 2000. The Company is contemplating a public or private offering of securities and/or the borrowing of funds as a means of raising capital to implement its business plan. Management of the Company is considering, and has consulted with its attorneys as to, the possibility of the Company's filing for protection under the federal bankruptcy laws if an offering of securities and/or the borrowing of funds cannot be accomplished within a reasonable time.

                     ACCESS HEALTH ALTERNATIVES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)     SUBSEQUENT  EVENTS

ACCESS  HEATHCARE
The Company agreed to acquire Access HealthCare, Inc. (Healthcare) during 1999, subject to certain conditions including the financing of Alternatives. Under the terms of the acquisition, to be accounted for as a pooling of interests, the Company will exchange approximately 2,000,000 shares of common stock for all of HealthCare's outstanding shares. HealthCare operates a chiropractic group practice in Central Florida and has affiliated chiropractic practices throughout Florida.

If the acquisition is consummated, the financial position and results of operations of the Company and HealthCare will be combined in 2000 retroactive to January 1, 2000. In addition, all prior periods presented will be restated to give effect to the pooling.

Presented below are condensed combined pro forma financial statements as of and for the six month period ended June 30, 2000 to give effect to the transaction. The condensed combined financial statements reflect the elimination of intercompany transactions.

     Condensed  balance  sheet  at  June  30,  2000:

                                       COMPANY     HEALTHCARE   ELIMINATIONS     COMBINED
                                     ------------  -----------  -------------  ------------
Assets:
   Current assets                    $   191,989      341,445              -       533,434
   Property & equipment, net              44,399       68,604              -       113,003
   Other assets                            5,051       48,630        (48,419)        5,262
   Deferred rescission costs             640,663            -              -       640,663
                                     ------------  -----------  -------------  ------------
                                     $   882,102      458,679        (35,510)    1,292,362
                                     ============  ===========  =============  ============

Liabilities:
   Current liabilities               $ 4,881,226      499,577        (48,419)    5,332,384
   Unearned income                       235,370            -              -       235,370
   Long-term obligations                  10,750      116,069              -       126,819
   Minority interest                     129,545            -              -       129,545
                                     ------------  -----------  -------------  ------------
                                       5,256,891      615,646        (48,419)    5,824,118
   Stockholders' deficit              (4,374,789)    (156,967)             -    (4,531,756)
                                     ------------  -----------  -------------  ------------
                                     $   882,102      458,679        (48,419)    1,292,362
                                     ============  ===========  =============  ============


                           ACCESS HEALTH ALTERNATIVES, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                       COMPANY     HEALTHCARE   ELIMINATIONS     COMBINED
                                     ------------  -----------  -------------  ------------
Condensed statement of operations:
Revenues                             $   138,104    1,208,247        (22,541)    1,323,809

Operating costs and expenses             612,843    1,042,400        (22,541)    1,632,703
                                     ------------  -----------  -------------  ------------
Operating income (loss)                 (474,740)     165,846              -      (308,893)
Other expenses                           (50,512)     (27,067)             -       (77,579)
                                     ------------  -----------  -------------  ------------
Net income (loss)                    $  (525,251)     138,779              -      (386,472)
                                    =============  ===========  =============  ============

Basic net loss per share                                                       $      (.15)
                                                                               =============

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

Results of Operations for the Period Ended June 30, 2000 compared with Period Ended June 30, 1999:

     Management believes that a comparison of the financial performance of the Company in the six months ended June 30, 2000 and in the six months ended June 30, 1999 clearly shows the continued impact of a lack of capital as well as the change in its approach to the marketplace. In addition the capital shortfall has consumed the attention of Senior Management as they established a public trading market for the Company's securities.

     During the six months represented, the Company continued to down size its operations and reduce overhead in order to accommodate the cash shortfall. Certain operations and development activities were suspended unless and until new capital is raised. The resulting impact to Total Revenues was a decline of 58.9% dropping to $138,104. This Revenue figure is expected to decline further in the third quarter but will soon reach a base representing core ongoing sales of the products. Marketing activities during the six months revolved around limited direct mail to current and past customers and promotions of specific products. There has been a decline in the provider network as all regional sales and support activities were suspended other than in the Central Florida market. Sales and support activity is currently being handled by the corporate staff in Orlando.

     Selling, general and administrative expenses declined 16.7% and are expected to further decline in the third quarter.

Liquidity  and  Capital  Resources

     Continued cash flow shortages have slowed the Company's growth and diverted management's attention away from development activities. The Company has experienced a rise in accounts payable and accrued liabilities. They increased from $1,015,446 at the beginning of the year to $1,456,589, or 43.4%, when combined, and from $1,314,541 at the beginning of the quarter or 9.8%. The Company continues to rely on loans from affiliated and unaffiliated parties to cover some of its cash flow shortfall. As evidence, Notes Payable increased by $18,650 for the second quarter to $1,573,851. Loans from Access Healthcare, an announced acquisition, increased to $54,630.

     Accounts receivable and other current and long-term assets remained relatively unchanged other then a reduction in Inventory of $23,080 for the six months and $6,567 for the second quarter to $121,170 reflecting sales during the period(s). Total asset decline of $25,278 for the six months and of $3,205 for the second quarter to $882,102 is explained by the reduction in Inventory and depreciation of property and equipment. There were no purchases or disposals of assets during the period(s) other than in the normal course of business.

     The cash used in operations for the six months ended June 31, 2000 and 1999 was $102,009 and $531,068, respectively.

     The Company continues to experience negative cash flow and anticipates this continuing through the end of the current fiscal year. Management believes that additional funding will be necessary in order for it to continue as a going concern. Several options are being actively pursued including the private placement of Preferred stock and a possible secondary public offering of the Companies Common stock , as well as the borrowing of funds. Management of the Company is considering, and has consulted with its attorneys as to, the possibility of the Company's filing for protection under the federal bankruptcy laws if an offering of securities and/or the borrowing of funds cannot be accomplished within a reasonable time.


                           PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     Access HealthMax, Inc. has been named in two suits. Innovative Health Products, Inc. has alleged non-payment and is demanding, among other things payment of all amounts owed. Management believes any financial outcome as been fully reserved for and reflected in the statements. In addition, suit has been brought by Raymond J. Rousseau and Theresa Rousseau against Access HealthMax, Inc. and others, it has not been determined what impact a judgement against the company would have other then repayment of financial investment of $75,000 by an LLC of which Access HealthMax is the managing partner. Two other actions by lenders, previously disclosed, remain pending.


ITEM  2.  CHANGES  IN  SECURITIES

     In April 2000, the Company designated the rights and preferences of its Series B Redeemable Convertible Preferred Stock, and authorized the sale of up to 2,800,000 common shares as part of the offering. To date no shares have been sold.

     In January 2000, the Company issued 100,000 shares each to Donald Metchick and Steven Miracle pursuant to their respective Employment Agreements, pursuant to Section 4(2) of the Securities and Exchange Act of 1933.

     In July 2000, pursuant to an agreement made in 1999, the Company issued 34,722 shares of common along with two sets of warrants, each set allowing the investor to purchase up to 34,722 shares of common with an exercise price of $3.00 and $4.50. The shares and warrants were sold pursuant to Section 4(2) of the Securities and Exchange Act of 1933.

     In July 2000, a minority investor in Access HealthMax, Inc.converted his interest into 20,000 shares of Access Health Alternatives, IncThe shares were converted pursuant to Section 4(2) of the Securities and Exchange Act of 1933.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Access HealthMax, Inc. continues to be in default of is loan agreements and will be unable to pay interest and principle until new capital has been raised.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

none

ITEM  5.  OTHER  INFORMATION.

     In April 2000, the Company received confirmation that its registration statement on Form 10SB under the Securities Exchange Act of 1934 (the "Exchange Act") had "cleared" comments. Subsequently the companies common stock regained listing on the Over the Counter Bulletin Board.

     In April 2000, the Company, and Vitacare Solutions, Inc. ("Vitacare"), agreed to merge in an all stock transaction. The merger was contingent of due diligence and definitive documents. On June 30, 2000 the company informed Vitacare that it would not be going forward with the merger as planned. There have been no further conversation between the Company and Vitacare.


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



     Date:   8/11/00                      /s/  Daniel  J.  Pavlik
            --------                     ---------------------------------------
                                                       (signature)*
                                         Daniel  J.  Pavlik,  President  &  CEO



     Date:   8/11/00                      /s/  Steven  Miracle
            --------                     ---------------------------------------
                                                       (signature)*
                                         Steven Miracle, Chief Operating Officer


*Print  the  name  and  title  of  each  signing  officer  under this signature.