Form 10QSB
period 2000-09-30
ACCESS HEALTH ALTERNATIVES INC
filed 2000-11-20
CIK 1084463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB

                                   (Mark  One)
  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the six month period ended September 30, 2000
                                               ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There are 3,158,275 shares of common stock as of September 30, 2000.
               --------------------

Transitional  Small  Business  Disclosure  Format  (Check  one)  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

                                 ACCESS HEALTH ALTERNATIVES, INC.

                                    CONSOLIDATED BALANCE SHEET

                                           (UNAUDITED)
                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       2000             1999
                                                                  ---------------  --------------
                                 ASSETS
                                 ------
Current assets:
  Cash                                                            $        2,858   $       1,757
  Receivables:
    Trade, net                                                            72,675          58,923
    Other                                                                  4,380           4,380
                                                                  ---------------  --------------

    Total receivables                                                     77,054          63,303
  Inventories                                                            114,282         144,250
                                                                  ---------------  --------------

    Total current assets                                                 194,194         209,310

Property and equipment, net                                               36,441          52,357
Other assets                                                               5,051           5,050
Deferred recission costs                                                 640,663         640,663
                                                                  ---------------  --------------

    Total assets                                                  $      876,349   $     907,380
                                                                  ===============  ==============

                LIABILITIES AND STOCKHOLDER'S DEFICIT
                -------------------------------------
Current liabilities:
  Notes and commercial paper                                      $    1,617,128   $   1,491,348
  Current obligation under capital lease                                   6,561           8,847
  Bank overdraft                                                          14,763           8,016
  Accounts payable                                                       473,085         404,935
  Accrued liabilities                                                    938,424         610,511
  Due to related parties:
    Stockholders                                                         158,159         185,137
    Limited liability companies including recision                     1,603,809       1,603,809
      of $763,750 to be offered to holders of economic
      interests at September 30, 1999
    Access Healthcare, Inc.                                              164,187          29,651
                                                                  ---------------  --------------

        Total due to related parties                                   1,926,155       1,818,597
                                                                  ---------------  --------------

        Total current liabilities                                      4,976,117       4,342,254

Unearned income                                                          196,694         274,370
Obligation under capital lease, less current portion                      12,594          10,749
Minority interest in subsidiary                                          129,545         129,545
                                                                  ---------------  --------------

        Total liabilities                                              5,314,950       4,756,918

Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,               -               -
    none issued
  Common stock, $.001 par value, 50,000,000 shares authorized,
    3,158,275 shares issued and outstanding                                3,158           2,627
  Capital in excess of par value                                       1,779,691       1,530,217
  Accumulated deficit                                                 (6,221,450)     (5,382,382)
                                                                  ---------------  --------------

        Total stockholders' deficit                                   (4,438,601)     (3,849,538)
                                                                  ---------------  --------------

        Total liabilities and stockholders' deficit               $      876,349   $     907,380
                                                                  ===============  ==============

See accompanying notes to consolidated financial statements.

                           ACCESS HEALTH ALTERNATIVES, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS

                                     (UNAUDITED)

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,
                                        2000        1999        2000         1999
                                     ----------  ----------  ----------  ------------
Revenues:
  Equipment                          $       -   $       -   $       -   $         -
  Products                              39,019     161,550     138,420       362,175
  Other                                 19,000      49,164      57,702       184,408
                                     ----------  ----------  ----------  ------------

    Total revenues                      58,019     210,714     196,122       546,583

Cost of sales:
  Equipment                                  -           -           -             -
  Products                               6,888      17,246      29,968        94,360
  Other                                      -           -           -         2,460
                                     ----------  ----------  ----------  ------------

      Total cost of sales                6,888      17,246      29,968        96,820
                                     ----------  ----------  ----------  ------------

      Gross profit                      51,131     193,468     166,154       449,763

Selling, general and administrative    228,443     539,894     818,206     1,365,633
                                     ----------  ----------  ----------  ------------

      Operating loss                  (177,312)   (346,426)   (652,053)     (915,870)

Other expense:
  Interest expense                     136,382      55,389     185,463       104,764
  Other, net                               121           -       1,552             -
                                     ----------  ----------  ----------  ------------

      Total other expense              136,503      55,389     187,015       104,764
                                     ----------  ----------  ----------  ------------

      Net loss                       $(313,815)  $(401,815)  $(839,068)  $(1,020,634)
                                     ==========  ==========  ==========  ============

Basic net loss per share             $   (0.10)  $   (0.24)  $   (0.27)  $     (0.70)
***                                  ==========  ==========  ==========  ============

See accompanying notes to consolidated financial statements.

                                     ACCESS HEALTH ALTERNATIVES, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                               (UNAUDITED)

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                            2000        1999        2000         1999
                                                         ----------  ----------  ----------  ------------
Cash flows from operating activities:
  Net loss                                               $(313,815)  $(401,815)  $(839,068)  $(1,020,634)
  Adjustment to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                          7,958       9,174      15,916        27,521
      Losses of limited liability companies                      -      92,482           -       178,686
      Unearned income recognized                           (38,676)    (19,500)    (77,676)      (58,500)
      Issuance of common stock for services                145,005     180,000     145,005       406,280
      Cash provided by (used in) changes in:
        Receivables                                         (8,477)    (73,853)    (13,751)      (95,103)
        Inventories                                          6,888       1,366      29,968        14,529
        Other assets                                             0       9,927           0          (979)
        Bank overdraft                                      11,412      32,725       6,747       (68,632)
        Accounts payable                                    (3,291)     47,495      68,150       (91,386)
        Accrued liabilities                                (41,789)     45,038     327,913       125,189
                                                         ----------  ----------  ----------  ------------

        Net cash used in operating activities             (234,785)    (76,961)   (336,795)     (583,029)

Cash flows from investing activities:
  Purchases of property and equipment                           (0)     (1,194)         (0)       (9,132)
                                                         ----------  ----------  ----------  ------------

Cash flows from financing activities:
  Payments on notes and commercial paper                         -     (31,026)          -      (165,013)
  Proceeds from notes and commercial paper                  43,277     199,999     125,780       644,428
  Due to stockholders                                      (24,928)      3,001     (26,979)      (91,669)
  Advances (to) from limited liability companies                 -    (147,575)          -      (254,264)
  Due to related party                                     109,557      (8,637)    134,536        (8,276)
  Payments on capital lease obligations                      2,493           -        (441)            -
  Proceeds from issuance of stock                          105,000           -     105,000       485,000
                                                         ----------  ----------  ----------  ------------

        Net cash provided by financing activities          235,400      15,762     337,897       610,206
                                                         ----------  ----------  ----------  ------------

  Net (decrease) increase in cash                              615     (62,393)      1,101        18,045

    Cash at beginning of period                              2,242      80,857       1,757           419
                                                         ----------  ----------  ----------  ------------

    Cash at end of period                                $   2,857   $  18,464   $   2,858   $    18,464
                                                         ==========  ==========  ==========  ============
Supplemental disclosure:
  Cash paid during the period for interest               $   2,250   $  55,389   $  11,660   $    91,871
                                                         ==========  ==========  ==========  ============

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

     The Company has been notified of three separate law suits by various lenders and vendors demanding, among other things, return of principle and interest. There has also been a suite filed by one LLC investor.


(4)  CONTINGENCY

     At December 31, 1999, the Company has suffered recurring losses and has a net capital deficiency of $3,849,538 and a working capital deficiency of $4,132,944, which raises substantial doubt about its ability to continue as a going concern. Loss have continued, although at a slower rate, and are expected to continue for the balance of the year. The Company is contemplating a public or private offering of securities as a means of raising funds to implement its business plan.

(5)  SUBSEQUENT  EVENTS

     ACCESS  HEATHCARE

     The Company agreed to acquire Access HealthCare, Inc. (Healthcare) during 1999, subject to certain conditions including the financing of Alternatives. Under the terms of the acquisition, to be accounted for as a pooling of interests, the Company will exchange shares of common stock for all of HealthCare's outstanding shares. HealthCare operates a chiropractic group practice in Central Florida and has affiliated chiropractic practices throughout Florida.

     If the acquisition is consummated, the financial position and results of operations of the Company and HealthCare will be combined in 2000 retroactive to January 1, 2000. In addition, all prior periods presented will be restated to give effect to the pooling.

     Presented below are condensed combined pro forma financial statements as of and for the nine month period ended September 30, 2000 to give effect to the transaction. The condensed combined financial statements reflect the elimination of intercompany transactions.


     Condensed balance sheet at September 30, 2000:

                                       COMPANY      HEALTHCARE    ELIMINATIONS    COMBINED
                                     ------------  ------------  --------------  -----------
Assets:
  Current assets                     $   194,194   $   289,127                   $  483,321
  Property & equipment, net               36,441        72,295                      108,736
  Other assets                             5,051        26,527         (26,316)       5,262
  Deferred rescission costs              640,663                                    640,663
                                     ------------  ------------  --------------  -----------

                                     $   876,349   $   387,949   $     (26,316)  $ 1,237,982
                                     ============  ============  ==============  ===========

Liabilities:
  Current liabilities                $ 4,976,117   $   475,758   $     (26,316)  $ 5,425,559
  Unearned income                        196,694                                    196,694
  Long-term obligations                   12,594       100,169                      112,763
  Minority interest                      129,545                                    129,545
                                     ------------  ------------  --------------  -----------

                                       5,314,950       575,927         (26,316)    5,864,561
  Stockholders' deficit               (4,438,601)     (187,978)                  (4,710,633)
                                     ------------  ------------  --------------  -----------

                                     $   876,349   $   387,949   $     (26,316)  $ 1,283,472
                                     ------------  ------------  --------------  -----------

Condensed statement of operations:

Revenues                             $   196,122   $ 1,617,534   $     (27,510)  $ 1,786,146
Operating costs and expenses             848,174     1,469,405         (27,510)  $ 2,290,069
                                     ------------  ------------  --------------  -----------

Operating income (loss)                 (652,052)      148,129                     (503,923)
Other expenses                          (187,015)                                  (187,015)
                                     ------------  ------------  --------------  -----------

Net income (loss)                    $  (839,067)  $   148,129                   $ (690,938)
                                     ============  ============  ==============  ===========

Basic net loss per share                                                         $    (0.22)
                                                                                 ===========

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

Results of Operations for the Period Ended September 30, 2000 compared with Period Ended September 30, 1999:

     Management believes that a comparison of the financial performance of the Company in the nine months ended September 30, 2000 and in the nine months ended September 30, 1999 clearly shows the continued impact of a lack of capital necessary to grow the operations. The impact of the capital shortfall continues to share the attention of Senior Management with the demands of the ongoing operations.

     During the nine months represented, the Company completed it's plans to down size its operations and reduce overhead in order to accommodate the cash shortfall. Certain operations and development activities were suspended unless and until new capital is raised. The resulting impact to Total Revenues was a decline of 64.1% in 2000 dropping to $196,122 from $546,583 in the previous nine month period. This Revenue figure decline in the third quarter as compared to the same period in 1999 was $152,695 which is a decline of only $4,470 from the previous quarter. It is anticipated that the company is now at a base revenue level and further revenue declines from a quarter to quarter basis will be minimal. Marketing activities during the nine months continued to revolve around limited direct mail to current and past customers and promotions of specific products. There has been a decline in the provider network as all regional sales and support activities were suspended other than in the Central Florida market. Sales and support activity is currently being handled by the corporate staff in Orlando.

     Selling, general and administrative expenses declined 57.7% as compared to the previous nine months and reflects the efforts taken to reduce operating expenses. This expense category is higher then the previous quarter due, in part, to expenses related to the settlement with a former officer and director. Interest expense increased over the previous nine month period by $82,251 which is principally related to restatement of interest for loans from a related party.

Liquidity  and  Capital  Resources

     Continued cash flow shortages have slowed the Company's growth and diverted management's attention away from its aggressive development activities. The Company has experienced a rise in accounts payable and accrued liabilities directly attributable to the cash shortfall. Current liabilities increased from $4,342,254 at the beginning of the year to %4,976,117, or 12.7%. The Company continues to rely on loans from affiliated and unaffiliated parties to cover some of its cash flow shortfall. As evidence, Notes Payable increased by $43,277 during the third quarter to $1,617,128. Loans from Access Healthcare, an announced acquisition, increased by $109,557 during the quarter.

     Accounts receivable and other current and long-term assets remained relatively unchanged other then a reduction in Inventory of $6,888 for the quarter and $29,968 for the nine month period reflecting sales during the period(s). Total asset decline is explained by the reduction in Inventory and depreciation of property and equipment. There were no purchases or disposals of assets during the period(s) other than in the normal course of business.

     The cash used in operations for the nine months ended September 31, 2000 and 1999 was $336,795 and $583,029, respectively.

     The Company continues to experience negative cash flow and anticipates this continuing through the end of the current fiscal year. Management believes that additional funding will be necessary in order for it to continue as a going concern. As stated in previous filings, management is actively pursuing various options including the private placement of Preferred and or Common stock, and a possible secondary public offering of the Companies Common stock


                           PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     As previously disclosed Access HealthMax, Inc. has been named as defendant in four law suits. These have been brought on behalf of a vendor, two lenders and an investor in a Limited Liability Company for which Access HealthMax is the general partner. All suits remain outstanding and the company has engaged appropriate legal representation.

ITEM  2.  CHANGES  IN  SECURITIES

     The following activity took place during the quarter ending September 30, 2000.

     The Company issued 100,000 common shares each to Donald Metchick pursuant to a settlement agreement for all amounts owed and unpaid to this former Director and Officer, pursuant to Section 4(2) of the Securities and Exchange Act of 1933.

     The Company issued 100,000 common shares each to Donald Metchick, a former Director and Officer, and Steven Miracle, a current Director and Officer, related to certain employment agreements. Such shares were earned in January 2000 and were issued pursuant to Section 4(2) of the Securities and Exchange Act of 1933.

     The Company issued a total of 140,000 common shares, to various individuals relative to direct investments made in the Company, pursuant to Section 4(2) of the Securities and Exchange Act of 1933.

     The Company issued 26,666 share to an individual who had previously made an investment in the company's "Market License" program. The shares were issued in return for converting the Market License interest into shares of the Company. The conversion was made pursuant to Section 4(2) of the Securities and Exchange Act of 1933.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Access HealthMax, Inc. continues to be in default of is loan agreements and will be unable to pay interest and principle until new capital has been raised.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

n/a

ITEM  5.  OTHER  INFORMATION.

     The company reached a settlement with a former Officer and Director which has been previously disclosed.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     On August 31, 2000 the Company filed an 8-K relative to the resignation of an Officer and Director

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ACCESS  HEALTH  ALTERNATIVES,  INC.
                                   -----------------------------------
                                              (registrant)



     Date:  11/19/00                     /s/  Daniel  J.  Pavlik
            --------                     ---------------------------------------
                                                       (signature)*
                                         Daniel  J.  Pavlik,  President  &  CEO



     Date:  11/19/00                     /s/  Steven  Miracle
            --------                     ---------------------------------------
                                                       (signature)*
                                         Steven Miracle, Chief Operating Officer