Form 10KSB
period 2000-12-31
ACCESS HEALTH ALTERNATIVES INC
filed 2001-04-17
CIK 1084463

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending December 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-26445

                        Access Health Alternatives, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                FLORIDA                               59-3542362
      --------------------------------     ----------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

                            2016 South Orange Avenue
                             Orlando, Florida 32806
                   ------------------------------------------

                                 (407) 423-4799
                       -----------------------------------
                 (Issuer's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

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

                                [ X ] Yes [ ] No

Check if disclosure of delinquent filers in response to item 405 of Regulation
S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State  issuer's  revenues  for  its  most  recent  fiscal  year: $234,352

The aggregate market value of the common stock held by non-affiliates computed be reference to the average bid and asked price of such stock, as of March 23,
2001 is $1,859,966 based upon a per share price of $0.42.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
Securities under a plan confirmed by a court.

                                 [ ] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 23, 2001
9,860,617 shares of the Issuer's $.001 par value common stack were outstanding.

         Transitional Small Business Disclosure Format: [ ] Yes [ X ] No

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

  Item 1.   Business.....................................................

  Item 2.   Description of Property......................................

  Item 3.   Legal Proceedings............................................

  Item 4.   Submission of Matters to a Vote of Security Holders..........

PART II

  Item 5.   Market for Common Equity and Related
            Stockholder Matters..........................................

  Item 6.   Management's Discussion and Analysis or
            Plan of Operation............................................

  Item 7.   Financial Statements ........................................

  Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................

PART III

  Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act...

  Item 10.  Executive Compensation.......................................

  Item 11.  Security Ownership of Certain Beneficial Owners
            and Management...............................................

  Item 12.  Certain Relationships and Related Transactions...............

  Item 13.  Exhibits, Financial Statement Schedules......................

SIGNATURES...............................................................

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

     Access Health Alternatives, Inc. (the "Company") is building a national network of physicians that deliver services and products with the intent to increase patient wellness and reduce the length of illness by providing and managing alternative and conventional treatment strategies. Components of the treatment strategies range from self help assessments that direct the patient/consumer to self administrated products and services to outpatient programs and services that are designed and administered by traditional medical doctors and other healthcare professionals. By facilitating the migration of patients to a health and wellness model of health care, the Company enhances its ability to manage large populations of patients on a contracted basis for both private and governmental payers. The Company is implementing its strategy by establishing then leveraging from three foundational components: (1) a managed care network located in central Florida consisting of owned and contracted clinical facilities; (2) a proprietary line of nutritional supplements, and; (3)
an internet based array of technological support directed towards providers, payers and patients.

GENERAL  CORPORATE  HISTORY

     The Company was incorporated on October 4, 1988 in Florida as B C Insurance
Services, Inc., and changed its name to PLC Venture Corp. ("PLC") on May 18,
1998. From its inception, PLC had no assets and did not engage in business. PLC,
Access HealthMax, Inc., a then unaffiliated Florida corporation ("HealthMax"), and the holders of approximately 94% of the outstanding common stock of
HealthMax (the "HealthMax Principals") entered into a Share Exchange Agreement, dated September 2, 1998 (the "Agreement"), pursuant to which the HealthMax
Principals on September 2, 1998 (the "Exchange Date") were issued 0.08 shares of common stock of PLC for each share of HealthMax' common stock owned by them (the
"Exchange"). In accordance with the foregoing, the HealthMax Principals received an aggregate of 565,930 shares of common stock of PLC on the Exchange Date.

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
the original shareholders of PLC owned approximately 3% of the Company's outstanding common stock; and other parties owned approximately 40.6% of the
Company's outstanding common stock.

     Prior to, and in contemplation of the Exchange, the Company's Articles of
Incorporation were amended to change its name to "Access HealthMax Holdings,
Inc.," and to increase its authorized capital stock to 50,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.01. In March 1999, the Company's Amended and Restated Articles of
Incorporation were again amended to change its name to "Access Health
Alternatives, Inc.," and a 1-for-10 reverse split was declared effective March
15, 1999.

     In late April 1999, the Company agreed to acquire the minority interests in
HealthMax for restricted stock, at the rate of one share of the Company's common stock for each share of HealthMax stock exchanged. Approximately 50 minority shareholders have exchanged approximately 350,000 shares of HealthMax common stock for approximately 350,000 restricted shares of Health Alternatives' common stock.

     In January 2001, the Company completed the acquisitions, through an exchange of shares, of both Emdx Corporation/Continua Health Services, Inc. and
Access Health Care, Inc. The Company will acquire a 100% interest in each for
750,000 shares and 4,000,000 shares respectively. The acquired concerns will operate as wholly owned subsidiaries.

     The Company currently operates as a holding company with four subsidiaries.
Operations of the nutritional health care business of the Company are conducted under its HealthMax subsidiary. In May 1999 the Company formed a second subsidiary, Access Health Assurance Plans, Inc. ("HAP"), a Florida corporation that will market the Company's member benefits programs. The clinical aspects of the Company's complementary and alternative health care program will be conducted under Access Health Care through HealthCare-owned locations.
Emdx/Continua will operate the Company's discounted lab services and will establish and manage the technology platform. Unless the context indicates otherwise, references hereinafter to "the Company" include HealthMax, HAP,
Health Care and Emdx/Continua. The Company's principal place of business is 2016
South Orange Avenue, Orlando, Florida 32806. Its telephone number is (407)
423-4799.

BUSINESS  OVERVIEW.

     The Company is building a diversified national alternative healthcare network. The Company, through its majority-owned subsidiary Access HealthMax,
Inc., presently offers a nutritional alternative to traditional healthcare, in a clinical setting through healthcare providers. HealthMax has developed and is distributing proprietary blends of nutritional products under the supervision of
HealthMax-trained professionals and through other distribution channels.
Additionally, the Company plans to launch an internet gateway providing information about nutritional health to consumers, with an e-commerce feature for product sales, and support for its national group of Access HealthMax
Nutritional Centers. As a result of the acquisition of Health Care, the Company offers complimentary and alternative healthcare services, consisting of acupuncture, massage therapy, nutrition, and chiropractic services in the
Central Florida region. HAP, offers an employer-directed program of nutritional support to employees, providing discounts on HealthMax products and services through the Access HealthMax Provider network. Emdx/Continua, offers administration of medical lab services and technology services to the health care industry.

     HealthMax is organized to market to healthcare clinics and independent distributors a comprehensive "wellness" and "preventive" health style/lifestyle management program which incorporates the sale of nutrition supplement products.
HealthMax commenced operations in February 1996. Since that time, the Company has focused on the development of its proprietary blend of nutritional products, and has tested various methods of distribution. The additions of Health Care,
HAP and Emdx/Continua to the Company are believed to add broader dimensions to the delivery and administration of wellness and preventive care.

     The Company's primary clinical channel for distributing HealthMax nutritional products and services is the HealthMax Nutritional Center. Although the Company believes that these networks will form the foundation for the distribution of the Company's products and services, the Company also believes that it is important to continuously evaluate the efficacy of these networks, and of the Company's delivery strategies in general. Accordingly, the Company anticipates modifications in these networks and the addition of other networks and methods of distribution, from time to time as market conditions indicate.
HealthMax  Nutritional  Centers

     The principal method for delivering the Company's nutritional products and services is through the HealthMax Nutritional Center, a clinical facility trained in the HealthMax programs products and services. Healthcare providers who are associated with the Centers are part of the HealthMax Preferred Provider
Network, and will be given access to members of the Nutritional Options Plus plan, described below. Healthcare providers authorized to distribute HealthMax products must be recognized and licensed diagnosticians in the states in which they operate, and must be either chiropractors, allopaths, or osteopaths.

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

     HAP offers two member benefits programs, briefly described below.

     The Nutritional Options Plan is a member benefits plan open to individuals and families, at no monthly fee. Discounts on HealthMax products are provided, as are copies of the Company's WellCare Bulletin and WellCare Journal.

     The Nutritional Options Plus Plan is a consumer direct and employee membership plan, designed to primarily be an addition to existing health benefit programs, similar to a vision care or dental care. For a fixed monthly fee per member per month, members are provided discounted fees on services provided by members of the HealthMax Preferred Provider Network (including a free annual wellness exam and the lowest retail pricing available on HealthMax Nutritional
Products). Members also will receive free copies of the Company's WellCare
Bulletin and other informational material on an ongoing basis.

     Participants in the Nutritional Options Plus Plan receive a greater range and depth of benefits than those in the Nutritional Options Plan, including greater discounts on products and an annual wellness exam. The "Plus" Plan is designed to provide maximum benefits when members take advantage of the clinical services of the HealthMax Preferred Provider Network. The basic Plan, which provides more moderate discounts to consumers that either have no access to the
HealthMax Preferred Provider Network or prefer a more "self-help" form of nutritional healthcare.

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

COMPETITION  OVERVIEW

     With respect to competition for the consumers of HealthMax products and services, the principal markets in which the Company competes are competitive and fragmented, with competitors in the nutritional supplements market and the alternative healthcare markets. Increased competition could have a material adverse effect on the Company, as competitors have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of the Company.

     Although there are thousands of health food stores, including some small chains and several national companies, all of which sell a variety of herbal and other nutritional items, and one national retail chain (General Nutrition
Centers), the Company is unaware of any other healthcare company utilizing a systems approach, with a clinical component attached to the delivery of products. Moreover, while nutritional products, supplements and vitamins are being sold over the internet by such enterprises, the Company is unaware of any website offering interaction with practitioners on a membership basis.

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

     The Company believes it can effectively compete by establishing a strong, and atypical, distribution channel through the offices of licensed professionals who have been trained in the evaluation of patients from a nutritional standpoint. This network of providers will create an underpinning for the
Company's program that communicates a significant point of difference from nutritional retail operations and, as such, a competitive advantage for
HealthMax. In addition, HealthMax will distribute products containing only pharmaceutical-grade raw material, which is not believed to be the case of most mass-marketed nutritional supplements. Lastly, HealthMax products are a unique blend of ingredients, which delivers in one bottle the ingredients often found in multiple bottles. For example, OxyAccess contains 10 distinct anti-oxidants, which are more commonly sold individually or in smaller combinations. With respect to its ability to compete effectively for distributors (healthcare providers who distribute the company's products), HealthMax believes that the training and tools that it offers with respect to nutritional healthcare are attractive incentives to professionals interested in expanding their scope beyond the curriculum taught in school, while providing a means of enhancing their revenue streams. Moreover, as the Nutritional Options Plans offered through HAP develop more fully, HealthMax will deliver new patients to the members of its provider network, an advantage the Company does not believe can be offered by others in this industry.

     The Company plans to develop an extensive internet site which will support the efforts for recruitment, training, educational services and product sales.
The site will be a portal for information in the complementary and alternative medicine arena and as such will offer a wide range of information both directly and indirectly through strategic relationships. The e-commerce component of the site will offer extensive information on the products and will serve to augment the Company's nutritional provider networks. As designed, the site will house two "restricted access" areas. Members will be entitled to a greater range of programs and services offered at the site then non-members and will also be entitled to certain product discounts. The second restricted access area will be for providers only and will offer bulletin boards for discussion of nutritional and alternative medicine topics as well as, eventually, moderated and themed chat rooms.

     With respect to Health Care, the Company believes that its competitive advantage will be derived from an ability to provide enhanced services, improved quality and greater availability than other providers of complimentary and alternative medicine. The Company believes that it is the only complementary and alternative medicine center in the Orlando, Florida area that offers chiropractic, podiatric and osteopathic medicine, as opposed to single modality centers. These owned operations also offer the opportunity to test and evaluate new products, programs, and services in a Company controlled environment prior to implementation nationally. Further, its experience in managed care has resulted in the development of an administrative infrastructure for credentialing, payment, and account processing as a means of delivering "one stop" operations, from administrative support, to provider availability to the managed care payer. Accordingly, while the managed care environment makes competition on the basis of price insignificant, the Company believes that
Health Care's infrastructure should enhance its ability to operate more profitably.

     With respect to Emdx/Continua, the Company believes that any competitive advantage is derived from the contractual relationships it has with providers of medical lab services. The Company is subject to competitors offering lower priced services for what is essentially a commodity with product differentiation being directly related to price.

INTELLECTUAL PROPERTY

     The Company has relied on common law copyright, trademark and service mark rights to protect its intellectual property, and on common law trade secrecy laws with respect to the formulations of its products. Common law intellectual property rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a mark. In addition, common law rights are limited to the geographic area in which the mark is actually used, while a United States federal registration of a mark enables the registrant to stop the unauthorized use of the mark by any third party anywhere in the United States even if the registrant has never used the mark in the geographic area where the unauthorized use is being made provided, however, that an unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographic area. The
Company's policy is to pursue registration for all of the trademarks and service marks associated with its key products and services, as human and financial resources allow.

CURRENT  NUTRITIONAL  SUPPLEMENT  PRODUCTS

     HealthMax' proprietary formulations of vitamin, mineral and enzyme supplements have been formulated by a certified nutritionist, in consultation with other healthcare professionals. The products are made from natural, whole food plant sources and are formulated to address specific nutritional deficiencies through a systems approach to wellness. Products are manufactured for HealthMax to its specifications by a private manufacturing company that serves the nutritional supplement industry. The Company believes there are alternative manufactures readily available should circumstances require a change.

     The following are descriptions of the key products being sold as of January
2001, categorized by the system they are designed to address. In addition, the
Company has formulated a number of other products, which are in the development stage and have not yet been manufactured or sold.

     Daily Nutritional System (designed to supply the body's daily need for vitamins, minerals, plant enzymes and trace elements):

          Digestyme - an enzyme complex that helps overall digestion and assimilation of food and reduces fatigue

          VitaDay - a whole food multi-vitamin and mineral complex that the body's daily need for vitamins, minerals trace elements

     Endocrine System (designed to increase hormone levels, boost immune function and memory for women, and reduce and protect against prostate gland enlargement and increase libido for men):

          ProstateMax - a natural support for the prostate gland that protects against prostate gland enlargement and improves function

          YoungAgain - an anti-aging formula containing natural aging factors serves to increase hormone levels and boosts function and memory

     Circulatory System (designed as a natural appetite suppressant and to increase metabolism of fat):

          SlimMax - a fat and carbohydrate eliminator that binds dietary (fats), lowers dietary and serum cholesterol triglyceride levels and naturally reduces appetite

          Thin-Ergy - a thermogenic herbal energy formula designed to Metabolism of fat stored in the brown tissue

     Detoxification System (designed to eliminate toxins from the blood stream and waste products from the body and to improve absorption of nutrients from food):

          LiverPure - a gentle and effective herbal liver detoxifier that removes excess and stored waste products the body

          ColonPure - a gentle and effective intestinal purifier that absorption of nutrients and helps remove waste products from the colon

     Musculo-skeletal System (designed to support tissue repair, reduce inflammation, swelling, arthritic pain and soft tissue pain due to injury):

          M.B.J. - (Muscle, Bone & Joint); an all natural support for the system that helps replace bone mineral loss and provides nutritional building blocks for surfaces

          Inflammazyme - a natural anti-inflammation formula that reduces, joint pain, and soft tissue pain due to injury

     Digestive System (designed to replace digestive enzymes and the "good bacteria" in the digestive tract):

          Digestyme - (see above)

          FloraPlus - a probiotic that replenishes the "good bacteria" in the tract

     Immune System (designed to promote anti-bacterial and anti-viral action and protects against free radical damage):

          OxyAccess - an antioxidant that assists in protecting the body free radical damage and increases oxygen to cells

          ImmuneMax - an immune boosting formula that promotes -bacterial action, anti-viral action, and anti-fungal  action

     The Company also is developing a series of wellness protocols, such as its
Weight Wellness program, which incorporate certain of its products (e.g.,
VitaDay, SlimMax and Thin-Ergy, in the case of the Weight Wellness program) with a specific clinical program (such as a low-carbohydrate diet) under the guidance of HealthMax trained healthcare professionals.

ACQUISITION  OF  HEALTHCARE

     In January 2001, the Company entered into a share exchange agreement with the shareholders of Access Health Care, Inc for four million shares of the
Company's common stock. The Company's President and Chief Executive Officer and
its Chief Operating Officer are principal shareholders of Health Care, and received shares of the Company on the completion of the acquisition. The Company believes that the acquisition of Health Care will serve as the platform for the acquisition of additional revenue-generating complementary and alternative healthcare practices, consolidating back-office operations and increasing the consistency and quality of services, as well as enabling Health Care to offer the benefits of its contracts to other complementary and alternative healthcare practices.

     Health Care is currently engaged in the business of providing complementary and alternative healthcare services through its four Health Care-owned locations in the Central Florida area and over 100 affiliated practices throughout the
State of Florida. The Health Care-owned centers offer, to varying degrees, acupuncture, massage therapy, nutrition and chiropractic services. Affiliated practices all offer chiropractic services and may offer one or more other complimentary and alternative service. Services are provided under a range of reimbursement programs that include traditional insurance plans, workers'
compensation, personal injury, private pay, HMOs, and PPOs.

     Health Care estimates that in excess of 90% of its revenue consistently comes from the four HealthCare-owned clinics, while less than 10% of its revenue is derived from the administrative fees generated by the affiliated centers.

     Health Care is the outgrowth of Daniel J. Pavlik, D.C., P.A., which was organized in the State of Florida in April 1983 by Dr. Pavlik, Chairman of the
Board, President and Chief Executive Officer of the Company. Dr. Pavlik owned and operated Health Care as a sole practitioner for a number of years with a small support staff. As the practice grew, Dr. Pavlik hired additional chiropractic physicians to be associate doctors with him. Health Care focused, during its initial years, on the treatment of the work-related injury, pursuant to claims under the Florida Department of Worker's Compensation Law. Dr. Pavlik
and Health Care have worked diligently in the marketing of and the communication with the third-party payers and many employers in the Central Florida area.

     Due to requests from both insurance companies and employers for Health Care to provide wider geographic access to its clinical protocols, procedures, staff and expertise, Health Care started a process of expansion, from late 1987 through early 1993. During its initial expansion, Health Care made a decision to move into the new area of healthcare called "Managed Care."

     In order to provide the breadth of geographic coverage required by the nature of managed care and the relationships with third-party payers, Health
Care established relationships with providers in the Central Florida area in specific territories that were not otherwise serviced by Health Care-owned centers. This enables Health Care and Health Care affiliated clinics to service a greater patient base, making the Health Care enterprise, as a whole, more attractive to larger participants in the managed care arena, because more patients may be serviced through the relationships with Health Care than could be serviced through the Health Care-owned clinics alone.

     An affiliated clinic is a clinic not owned by Health Care but whose doctors and staff are under contract with HealthCare to provide necessary services compensable through third-party payers. While the affiliated clinic contracts directly with the third-party payers as part of that payer's "panel" of healthcare providers, HealthCare serves as a liaison between the third-party payers and the affiliated clinics, processing and managing the claims and administrative aspects of their relationships. For these services, Health Care retains 10%-18% of revenue collected by it on behalf of those providers from the third-party payers, and pays the balance to the providers, whether the provider's relationship with the payer calls for a captivated payment or on a discounted fee for service basis, or otherwise. Health Care has no financial interest in the affiliated clinics, nor any responsibility for the delivery of healthcare services. Health Care does oversee the clinics' utilization management and quality assurance functions of patient care as part of its interaction between the providers and the payers, however it does not take any role in the day-to-day operations of the affiliated clinics.

     Health Care, under the Company's umbrella, intends to expand its marketing and operational plans throughout the United States, both in terms of acquired clinics and affiliated clinics. As the Company's human and financial resources allow, a focused market study will be developed to assess regional market opportunities and a specific acquisition strategy. Although there have been other attempts at national "roll-ups" of healthcare practices, the Company is cautiously optimistic that it will be able to offer advantages to target practices and otherwise will be well-positioned to make this venture successful.

     Health Care provides no products other than certain nutritional healthcare products of HealthMax that it distributes, and certain durable medical equipment prescribed to patients during the normal course of patient care. These products are not unique to or proprietary to Health Care.

     Health Care maintains a diverse customer base, with no predominant payer or payer type. As a participant in the highly competitive field of complimentary and alternative healthcare, it may be expected that this company competes with other practice groups who may have greater financial and human resources than
Health Care.

ACQUISITION OF EMDX CORPORATION/CONTINUA

     In January 2001, the Company entered into a share exchange agreement with the shareholders of Emdx Corporation/Continua Health Service, Inc. for seven hundred fifty thousand shares of the Company's common stock. The acquisition provides the Company administrative services related to medical laboratory services and a technology platform specific to the health care industry.

     Emdx/Continua markets its laboratory services directly to third party administrators and large self insured employers. Emdx negotiates with laboratory service providers such as SmithKline and LabOne for discounted services and then resells those services to Emdx clients. Third party administrators and larger employers are able to reduce costs for lab services based on the Emdx negotiated rates. Emdx currently has 5 clients under contract. The Company is not aware of any other direct competitor to Emdx.

    The Emdx/Continua technology platform, cLink(sm), is designed to utilize the latest Internet technology coupled with a powerful central management engine.
This proven model creates the ability to integrate functions vertically as well as horizontally, allowing seamless integration of all management processes on one platform. Using third generation interactive Internet capabilities, the system can present the company to multiple market groups, and then educate that group, enroll members and facilitate sales, track and report on sales, and integrate with a number of complimentary operational applications.

     The development of the cLink(sm) model has been expedited through the development of several strategic alliances relating to its system and provider network arrangements. These include alliances with CSC Healthcare Systems,
health2health.com (h2h), and Prime Financial Group (PrimeWire). CSC provides its
Power MHS financial/clinical management software and h2h provides the internet communication linkage core to the EDI capability of cLink(sm). PrimeWire is an interactive employee benefit management tool that will facilitate a direct link between the Company and end users.

     System interfaces are designed to connect providers with administrative services that fully automate membership and enrollment, eligibility, referral authorizations, claims submission, and/or reporting via the Internet, telephone, fax, or other electronic interfaces.

     cLink(sm) and its powerful data platform provides access to sophisticated information both prospectively and retrospectively. QUBE(sm) Profiling Solutions
(Quality, Utilization, Benchmarking, and Episodes of Care Profiling Solutions)
is the second proprietary systems approach specifically to transform data into meaningful and productive management information. Within QUBE(sm) lie a series of methodologies and unique features that help clients manage their networks and demonstrate value and performance to their contracted population.

Regulation - Product Formulation and Labeling.

     The Company's nutritional products are subject to regulation by one or more federal agencies, including the FDA, FTC, Consumer Product Safety Commission, and various state and local agencies. In particular, the FDA regulates the labeling and sales of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, cosmetics, and over-the-counter and prescription drugs. The private label companies used to manufacture the
Company's products are subject, among other things, to regulation by the FDA as food manufacturing facilities in compliance with the Current Good Manufacturing
Practices ("CGMP") rule promulgated by the FDA.

     The Dietary Supplement Health and Education Act of 1994 (the "DSA") amends the United States Food, Drug, and Cosmetic Act by defining dietary supplements to include vitamins, minerals, nutritional supplements and herbs. The DSA provides a regulatory framework to ensure safe quality dietary supplements and the dissemination of accurate information about such products

     Dietary supplements are regulated as foods under the DSA and the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives or as drugs unless the product claims trigger drug status.

         The DSA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997. The DSA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in effecting or maintaining structure or function of the body. In addition, the DSA authorizes the FDA to promulgate CMGPs for dietary supplements modeled after
CMGPs for food manufacturing. The FDA will be proposing various rules and regulations to implement the DSA; however, HealthMax believes it is in material compliance with all currently applicable laws.

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

Research  and  Development

         The Company had no expenditures related to research and development in
2000 and management anticipates spending little, if anything, on product research and development in 2001, although it may bring to market several products already formulated but not presently being produced. To the extent significant research and development does occur in 2001, the Company believes that it will be related to adjustments and/or refinements in current product lines and in testing of new and old methods of distribution, training, marketing and support.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

     Effective December 1, 2000, the Company's corporate headquarters, including administrative offices and the offices of HealthMax and of HAP, are located at
2016 South Orange Avenue Orlando, Florida 32806. The Company leases its offices on a month-to-month basis from PSC Realty at a monthly rent of approximately
$1,500. PSC Realty is owned in part by Dr. Daniel Pavlik, Chairman and Chief
Executive Officer of the Company. Health Care, which maintains a clinic and its principal administrative office at the same address is obligated for monthly rent of $1,500. The Company believes the rents are as favorable the Company as could have been negotiated with an unaffiliated party.

     The Company's distribution facility is located at 4619 Parkbreeze Court,
Orlando, Florida 32808. The facilities consists of approximately 1,500 square feet of office space and approximately 3,000 square feet of warehouse space and are leased by Access HealthCare, Inc., for a monthly rent of $1,950, with cost of living increases in the second and third years. HealthCare provides the space to the Company at the same rent and under the same terms applicable to it under its lease with the landlord. Dr. Pavlik has personally guaranteed the lease.

     The Emdx/Continua subsidiary operation is located at 4849 Paulsen Street,
Suite 301, Savannah, Georgia, 3145. The office is approximately 3,000 square feet and is leased for a monthly rent of $3,100.

     The Company believes all leased property is in good and satisfactory condition, and is suitable for the Company's business needs for the present and near term of the respective leases.

ITEM  3.  LEGAL  PROCEEDINGS.

     On October 28, 1999, Marty Kass filed a lawsuit in the Circuit Court for the Eighth Judicial Circuit for Alachua County, Florida, against Dr. Daniel J.
Pavlik, Access HealthMax, Inc., Access HealthCare, Inc., and Access Health
Alternatives, Inc. The action seeks repayment of a loan and enforcement of a settlement agreement, for approximately $51,664, plus court costs and fees. The
Company settled the suit for $57,749.72 in December 2000 and is making payments under the settlement agreement.

     On January 4, 2000, an action was filed in the Circuit Court for the Ninth
Judicial Circuit for Orange County, Florida, by James Michaelides, the Estate of
Anna Michaelides and Andrew Nicolaides, against Innovative Health Solutions,
Inc., HealthMax, Inc. [sic], Pavlik Chiropractic Group, P.A., Richard A. Weaver
and Daniel J. Pavlik. This action seeks the repayment of four loans totaling
$145,000 plus court costs and fees. The Company has responded to the action and is pursuing it's defenses. The sums sought are reflected as debt on the
Company's books, and are among a series of loans evidenced by notes with an approximate present balance of $820,000. Interest only, at the annual rate of
10.5%, is due until maturity

     On January 9, 2000 an action was filed in the Circuit Court for the Sixth
Judicial Circuit for Pinellas Country, Florida by Innovative Health Products,
Inc. against Access HealthMax, Inc, and Daniel J. Pavlik. The suit seeks, among other things, payment for product manufactured by this vendor. The amount of the indebtedness is approximately $140,000 and is fully accounted for on the
Company's books and records. The Company has answered the complaint and the action is in discovery.

     On June 6, 2000 an action was filed in the Circuit Court for the Fifteenth
Judicial Circuit for Palm Beach County by Raymond J. Rousseau and Theresa
Rousseau against Access HealthMax LLC II, Access HealthMax, Inc., Morningstar
Group, Inc., and Herbert M. Valencia. The suit seeks return of funds related to the purchase of an Economic Unit in the Access HealthMax Limited Liability
Corporation II initially made in 1998. The Company has responded to the action and is pursuing its defenses.

     In October 1999 HealthMax was advised by the Department of Professional and
Financial Regulation, Bureau of Banking, Securities Division for the State of
Maine that certain sales of the LLC's interests to Maine residents were not covered by an exemption from registration, and were effected with the assistance of a person not licensed to sell securities in that state, and therefore are subject to recission. Without admitting any violations of applicable Maine securities laws, HealthMax, through counsel, has confirmed that it will offer rescission to the Maine investors, but has not yet determined the manner or method of this offer. Neither the LLC's, HealthMax nor the Company has sufficient funds available to rescind the full amount of the Maine investors'
interests (approximately $763,750), should they all elect to rescind their investment. The potential impact this action may have on HealthMax or the
Company as a whole, or on their financial statements, cannot be determined at this time. The Company, however, has recorded a liability in the amount of
$763,750 on its books.

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

     There were no matters submitted to a vote of shareholders during the period.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET  INFORMATION.

     Bid and ask quotations for the Company's Common Stock, $.001 par value, are posted on the over-the-counter bulletin board of the National Association of
Securities Dealers, Inc ("OTCBB") In April 2000, the Company's registration statement under the Securities and Exchange Act of 1934 became effective. The
Company trades under the symbol "AHMX."

     The following table sets forth the range of high and low bid prices for the
Company's Common Stock on a quarterly basis since the commencement of trading in
October 1998 (giving retroactive effect to the 1-for-10 reverse stock split declared in March 1999), as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions).

                                  COMMON STOCK

==============================================================================
                                                High  Bid      Low Bid
                                               -----------   -----------
  Quarter ended December 31, 1998              $   55.000    $    0.625

  Quarter ended March 31, 1999                 $    5.625    $    0.156

  Quarter ended June 30, 1999                  $    2.750    $    1.625

  Quarter ended September 30, 1999             $    1.875    $    0.902

  Quarter ended December 31, 1999              $    0.480    $    0.250

  Quarter ended March 31, 2000                 $    0.812    $    0.375

  Quarter ended June 30, 2000                  $    1.425    $    0.510

  Quarter ended September 30, 2000             $    1.000    $    0.350

  Quarter ended December 31, 2000              $    0.750    $    0.260

==============================================================================

HOLDERS

     As of March 23, 2001, the approximate number of record holders of the
Company's common stock was 134 including brokerage firms and/or clearing firms holding the stock for their clientele.

DIVIDENDS

     Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds available therefore, subject to any restrictions imposed by any loan or other agreements.

     The Company has not paid or declared any dividends on its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

     In May 1999 the Company sold one Unit of its securities pursuant to Rule
506 promulgated under the Act, for $25,000. The Unit consisted of one shares of
Series A Redeemable Convertible Preferred Stock, one Class A Warrant and one
Class B Warrant. As this was the only Unit sold in the offering, the investor and the Company agreed that the Company would not issue the Unit. Instead, the
Company has recorded the $25,000 it received from the investor as a liability.
The investor elected to convert the purchase into shares of Common Stock and was therefore issued 34,772 shares in July 2000.

     In September 2000, the issued shares related to a private placement of
Common Stock to two individuals and one Company, The total issuance was 140,000 shares. The Company believes these investors to be accredited. .

     In September 2000, the Company issued 26,666 shares of Common Stock to an individual who had previously purchased a partial license to sales from the
Central Florida Territory. The individual elected to convert his interest in the market license to Common Stock and did so at a $0.75 conversation rate. The
Company believes this investor to be accredited.

     In September 2000 and in February 2001, the Company issued an aggregate of
200,000 shares to Steven Miracle Chief Operating Office for the Company,
pursuant to his employment agreement.

     In September 2000, the Company issued 200,000 shares each to Donald
Metchick , 100,000 which were pursuant to his employment agreement and the remaining 100,000 were issued pursuant to a termination agreement wherein Mr.
Metchick resigned as an officer and director.

     In January 2001, the Company issued 1,840,000 shares to Pines International pursuant to a stock purchase agreement. The agreement calls for the investment to be made in installment. As a result of nonpayment of the second installment and other circumstances, the Company has demanded return of the securities and rescission of the agreement.

     In January 2001, the Company issued 100,000 shares to Mr. Robert Kramer in recognition of certain noninterest baring loans he has made to the Company both directly and indirectly. The Company believes this investor to be accredited.

     In February 2001, the Company issued 850,000 to the shareholders of Emdx
Corporation and Continua Health Services, Inc. pursuant to a license agreement and the share acquisition agreement explain previously.

     In February 2001, the Company reserved 4,000,000 shares to be delivered to the shareholders of Access Health Care, Inc. pursuant to the share acquisition agreement explained previously. As of March 23, 2001 3,152,342 shares had been issued.

RECENT SALES OF REGISTERED SECURITIES.

     In January 2001, the Company issued 660,000 shares which were subsequently registered in an S-8 registration statement, to Mr. Luigi Brun in accordance with a consulting agreement. As a result of nonperformance under the agreement and certain other circumstances the Company has demanded return of the securities and rescission of the consulting agreement.

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

     The Company focused primarily on capital issues and the creation of strategic partnerships related to rapid development of the Company's core business. At the end of the fiscal year Management believed that the Company was positioned to not only raise the necessary capital but also to execute on its development plan.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     During the past two years, the Company, through its subsidiaries, has spent considerable time and capital resources in two areas (1) defining, developing and testing its strategic plan for delivering nutritional education, support and supplements through a network of healthcare professionals and in association with a network of strategic partners, and; (2) raising the necessary capital to launch the marketing, advertising and Internet programs in support of that strategy. A comparison of the financial statements for the fiscal years ended
December 31, 2000 and 1999 show the impact of the Company's attention to capital raising activities and the continued downsizing of its operations in light of financial pressures.

     As a result of the Company's persistent cash flow difficulties senior management of the Company was forced to focus most of its time and resources on the Company's corporate finance requirements, rather than on sales and expansion of the Company's networks. The impact of this is evident in the continued
decline of Total Revenues from $523,484 during the twelve months ended December
31, 1999 to $234,352 during the twelve months ended December 31, 2000. A portion of the sales decline, approximately $90,000 is accounted for by the conversion of a market license holder to common stock in the company.

     The Gross Profit margin increases over all from 73.3% in fiscal 1999 to 80%
in fiscal 2000 reflects continued improvement in product margins due to better purchasing discounts and the elimination of equipment sales which carried a lower gross margin.

     Selling, general and administrative expenses during the twelve months ended
December 31, 2000, were significantly lower then the preceding period, declining from $1,839,724 to $,878,498 or a 52%. This decline was due to the further consolidation of operations and the reduction of staff which took place in the beginning of the fiscal year. In addition Selling, general and administrative expenses reflected fewer shares of Common Stock. The resulting impact was a 67%
improvement in the Basic net loss per share which was $0.94 in fiscal 1999 and
$0.31 in fiscal 2000.

Liquidity and Capital Resources

     The Company's ability to raise funds from the sale of equity has been significantly impeded as a result of the "delisting" of its common stock from the OTCBB in 1999. Efforts to "relist" the Company were successful in 2000 resulting in the Company's stock rejoining the bulletin board in April 2000.

     The Company continues to experience cash flow shortages from operations. In light of the cash shortfall and the lack of new financing at the required level, the Company has relied on loans from affiliated and unaffiliated parties to cover some of its cash requirements. As of December 31, 2000, loans and notes totaled $3,430,774 which was an increase of $111,919 from the previous period.
Accrued liabilities and accounts payable were $924,579 and $453,395 respectively which was an increase of $362,528 in the aggregate over fiscal 1999

     The Company anticipates it will continue to experience negative cash flow, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity financing.

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

     In December 1999 the Company became aware of an inquiry by the
Comptroller's Office of the State of Florida into the manner by which certain
LLC interests were sold to residents of Florida. The State has requested certain documents and information from the Company, from the LLCs and from HealthMax in what the Company believes is an effort to determine if securities were sold without registration or without an exemption from registration, or by persons not licensed to sell securities in the State. The Company is cooperating with the State's inquiry, and is unable to predict at this time as to the outcome of such inquiry.

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

ITEM 7. FINANCIAL STATEMENTS

                        Consolidated Financial Statements
                   (With Independent Auditors' Report Thereon)

                        ACCESS HEALTH ALTERNATIVES, INC.

                                Table of Contents

Independent Auditors' Report....................................... F-1

Financial Statements:

                          Independent Auditors' Report

To the Board of Directors of
     Access Health Alternatives, Inc.:

We have audited the accompanying consolidated balance sheet of Access Health
Alternatives, Inc. (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Health
Alternatives, Inc. at December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a net capital and working capital deficiency, which raises substantial doubt about their ability to continue as a going concern.
Management's plans regarding those matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tedder, James, Worden & Associates, P.A.
March 9, 2001
Orlando, Florida

                        ACCESS HEALTH ALTERNATIVES, INC.
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2000

                ASSETS

Current assets:
     Cash                                                     $     2,241
     Trade receivables, less allowance for
     doubtful accounts of $2,000                                   18,440
     Inventories                                                   99,369
                                                             -------------
                Total current assets                              120,050

Property and equipment, net                                        36,441
Deferred rescission costs                                         640,663
Other assets                                                       10,451
                                                             -------------
                Total assets                                  $   807,605
                                                             =============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Notes and commercial paper                                $ 1,641,834
    Current installment of long-term debt                           3,121
    Current obligation under capital lease                          8,456
    Bank overdraft                                                  8,419
    Accounts payable                                              453,395
    Accrued liabilities                                           924,579
    Due to related parties:
         Stockholders                                             208,063
         Limited liability companies                            1,514,398
         Access Healthcare, Inc.                                   53,888
                                                            --------------
                Total due to related parties                    1,776,349
                                                            --------------
                Total current liabilities                       4,816,153

Unearned income                                                   196,370
Obligation under capital lease, less current portion                8,616
Long-term portion of note payable                                   9,450
Minority interest in subsidiary                                   113,455
                                                            --------------
                Total liabilities                               5,144,044

Stockholders' deficit:
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 3,158,275 shares issued and outstanding           3,158
    Capital in excess of par value                              1,905,419
    Accumulated deficit                                        (6,245,016)
                                                            --------------
                Total stockholders' deficit                    (4,336,439)
                                                            --------------
                Total liabilities and stockholders' deficit   $   807,605
                                                            ==============

          See accompanying notes to consolidated financial statements

                        ACCESS HEALTH ALTERNATIVES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2000 and 1999

                                                    2000            1999
                                            --------------  --------------

Revenues:
     Equipment                               $       -            10,431
     Products                                    176,650         365,925
     Other                                        57,702         147,128
                                            --------------  --------------

            Total revenues                       234,352         523,484

Cost of sales:
     Equipment                                    10,000           3,200
     Products                                     34,881          83,470
     Other                                           189          53,234
                                            --------------  --------------

            Total cost of sales                   45,070         139,904
                                            --------------  --------------

            Gross profit                         189,282         383,580

Selling, general and administrative              878,498       1,839,724
                                            --------------  --------------

            Operating loss                      (689,216)     (1,456,144)

Other expense:
     Interest expense                           (171,866)       (116,978)
     Other, net                                   (1,552)         (4,104)
                                            --------------  --------------

            Total other expense                 (173,418)       (121,082)
                                            --------------  --------------

            Net loss                         $  (862,634)     (1,577,226)
                                            ==============  ==============

Basic net loss per share                     $     (0.31)          (0.94)
                                            ==============  ==============

          See accompanying notes to consolidated financial statements

                        ACCESS HEALTH ALTERNATIVES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the years ended December 31, 2000 and 1999

                                                     Common Stock              Capital in
                                            -------------------------------    Excess of    Accumulated
                                                 Shares            Amount      Par Value      Deficit           Total
                                            --------------  -------------  --------------  --------------  --------------

Balances, December 31, 1998                     1,023,350       $  1,023          26,477      (3,805,156)     (3,777,656)

Shares issued in Rule 504
     offering, February 1999                      323,333            323         484,677               -         485,000

Shares issued for acquisition
   of a portion of the minority
    interest in Access Health Max Inc.            289,104            290         275,228               -         275,518

Shares issued for services                        991,000            991         743,835               -         744,826

Net loss                                                -              -               -      (1,577,226)     (1,577,226)
                                            --------------  -------------  --------------  --------------  --------------

Balances, December 31, 1999                     2,626,787          2,627       1,530,217      (5,382,382)     (3,849,538)

Shares issued for acquisition of
   a portion of the minority interest
    in Access Health Max inc.                      20,000             20          19,040               -          19,060

Shares issued for cash                            211,488            211         150,830               -         151,041

Shares issued for services                        300,000            300         205,332               -         205,632

Net loss                                                -              -               -        (862,634)       (862,634)
                                            --------------  -------------  --------------  --------------  --------------

Balances, December 31, 2000                     3,158,275       $  3,158       1,905,419      (6,245,016)     (4,336,439)
                                            ==============  =============  ==============  ==============  ==============

          See accompanying notes to consolidated financial statements

                        ACCESS HEALTH ALTERNATIVES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2000 and 1999

                                                             2000             1999
                                                         --------------  --------------

Cash flows from operating activities:
   Net loss                                               $  (862,634)    $ (1,577,226)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                            15,916           20,690
       Losses of limited liability companies                  255,749          137,858
       Unearned income recognized                             (78,000)         (78,000)
       Allowance for doubtful accounts                          1,800           (5,371)
       Issuance of common stock for minority
             interest, net                                      2,970              -
       Issuance of common stock for services                  205,632          744,826
       Cash provided by (used in) changes in:
          Receivables                                          43,063          (41,726)
          Inventories                                          44,881          (75,282)
          Other assets                                         (5,401)          11,661
          Deferred rescission costs                               -           (640,663)
          Bank overdraft                                          403          (93,341)
          Accounts payable                                     48,460          120,298
          Accrued liabilities                                 314,068          158,323
          Unearned income                                         -             73,953
                                                         --------------  --------------
          Net cash used in operating activities               (13,093)      (1,244,000)

Cash flows from investing activities:
    Purchases of property and equipment                         -               (9,213)
                                                         --------------  --------------
          Net cash used in investing activities                 -               (9,213)

Cash flows from financing activities:
   Payments on capital lease obligations                       (2,524)             -
   Payments on notes and commercial paper                     (11,943)        (128,728)
   Proceeds from notes and commercial paper                   175,000          458,400
   Due to (from) related party                                 24,237           (9,732)
   Due to stockholders                                         22,926           67,759
   Advances (to) from limited liability companies            (345,160)         381,852
   Proceeds from issuance of stock                            151,041          485,000
                                                         --------------  --------------
          Net cash provided by financing activities            13,577        1,254,551
                                                         --------------  --------------
          Net increase in cash                                    484            1,338

Cash at beginning of period                                     1,757              419
                                                         --------------  --------------
Cash at end of period                                     $     2,241     $      1,757
                                                         ==============  ==============

Supplemental disclosure:
    Cash paid during the period for interest              $    68,778     $     94,219
                                                         ==============  ==============

Supplemental disclosure of non-cash activities:
    Capital lease obligation                              $       -       $     12,800
                                                         ==============  ==============

          See accompanying notes to consolidated financial statements

                        ACCESS HEALTH ALTERNATIVES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     On September 2, 1998, Access HealthMax Holdings, Inc. ("Holdings"), f/k/a
     PLC Ventures Corp. ("PLC") acquired approximately 94.3% of the outstanding common stock of Access HealthMax, Inc. ("HealthMax"), for 565,100 shares of authorized, but previously unissued common stock. Immediately preceding the exchange, there were 437,500 shares outstanding of PLC. The shares of PLC had been issued for a total consideration of $1,000. PLC had no sales or revenues since its formation on October 2, 1988 and had zero stockholders'
     equity at the time of acquisition of HealthMax. For accounting purposes, the acquisition has been treated as an acquisition of PLC by HealthMax and as a recapitalization ("Reverse Acquisition") of HealthMax. The historical financial statements prior to September 2, 1998 are those of HealthMax. Pro forma information is not presented, since the combination is a recapitalization rather than a business combination. The deficiency in the net assets of PLC was not adjusted in connection with the Reverse
     Acquisition since it consisted of accounts payable.

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

     A portion of the Company's operations, specifically those related to sales and distribution, are conducted through three affiliated limited liability companies ("LLC"), each of which is responsible for a separate geographic territory under operating agreements with the Company. HealthMax manages the LLC's, and performs all operating and administrative functions for them. The operating agreement with the LLC's provide that net profits shall be allocated 100% to the investors in the LLC's until they receive 125% of their investment, then 25% to the investor and 75% to the Company. Losses are allocated 99% to the investor and 1% to HealthMax. The term of the
     LLC's is for five years. Since all operating activities are conducted by
     HealthMax on behalf of the LLC's, HealthMax recognizes all of the sales and expenses related to the operations being conducted for the LLC's.

     In May 1999, the Company formed Access Health Assurance Plans, Inc., a
     Florida corporation that will market the Company's member benefits programs.

     (c)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

     (d)  Income Taxes

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

     (e)  Use of Estimates

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

     (f)  Revenue Recognition

     Sales are recognized when the product is shipped.

     (g)  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the individual assets using straight-line and declining-balance methods.

     (h)  Basic Net Loss Per Share

     Basic loss per share amount is based on the weighted average shares outstanding of 2,777,423 and 1,680,806 for December 31, 2000 and 1999,
     respectively.

     (i)  Fair Value of Financial Instruments

     The carrying amount reported in the Company's balance sheet for cash, accounts receivable, notes and commercial paper payable, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of these instruments.

     (j)  Minority Interest

     The net proceeds received from a private placement of common stock of
     HealthMax in 1998 have been reflected as a minority interest in subsidiary.
     In view of the agreement to acquire the minority interest in 1999, (see
     Note 11) all of the loss of HealthMax was reflected in the accompanying consolidated financial statement of operations for the years ended December
     31, 2000 and 1999.

(2)  Property and Equipment

     Property and equipment at December 31, 2000 consisted of the following:

          Computer equipment                       $    83,660
          Medical equipment                             12,943
          Furniture and fixtures                        12,266
          Leasehold improvements                         2,149
          Office equipment                              15,075
                                                   ------------
                                                       126,093
          Less accumulated depreciation                (89,652)
                                                   ------------
          Total                                    $    36,441
                                                   ============

     For the years ended December 31, 2000 and 1999, depreciation expense amounted to $15,916 and $20,690, respectively. The Company has reviewed its long-lived assets and intangibles for impairment and has determined that no adjustment to the carrying value of long-lived assets is required.

(3)  Notes and Commercial Paper

     Notes and commercial paper at December 31, 2000 are as follows:

       Commercial paper, bearing interest at 10.50%;
        collateralized by inventory and accounts receivable      $     819,539
       Notes payable, bearing interest at 10.50%; unsecured            124,294
       Lines of credit, bearing interest at 11.50%; unsecured           20,304
       Note payable, bearing interest at 18%; unsecured                 15,030
       Note payable, non-interest bearing; unsecured                   112,667
       Notes payable, bearing interest at 12% to 18%; unsecured        500,000
       Note payable, bearing interest of 10%, unsecured                 50,000
                                                                ----------------
              Total notes and commercial paper                     $ 1,641,834
                                                                ================

       The notes and commercial paper are due within one year unless extended.

(4)  Transactions with Related Parties

     In connection with forming the three LLC's, HealthMax received $225,000 as reimbursement for costs incurred in connection with the formation and development of their business plan, and HealthMax also received $65,000 for each regional office opened by the Company. These amounts are being recognized over a 60-month period. HealthMax recognized income of $78,000 each year for 2000 and 1999. The LLC's were operating at a loss in 2000 and
     1999. In accordance with the operating agreement, 99% of the LLC's losses, which amounted to $89,411 and $224,062, were reflected as a reduction of selling, general and administrative expense of HealthMax in 2000 and 1999, respectively. When the balance due to an LLC has been reduced to $-0-, there are no further allocations of losses according to the operating agreement. HealthMax has an option, exercisable within a five year period, to purchase some or all of the members interest in the LLC's at a price equal to 125% of their capital contribution, less any prior returns of capital contributions, plus any amount necessary to pay a 10.50% preference return to members. The amounts due to LLC's of $1,514,398 and $1,603,809 at
     December 31, 2000 and 1999, respectively, reflects proceeds from the
     Limited Liability Company offerings reduced by charges to the LLC's for formation, opening regional offices, reimbursement for administrative overhead expenses and 99% of the operating losses of the LLC's, until the balances due to the LLC's are reduced to $-0-. The amount due to LLC's was increased by deferred rescission costs as detailed in the following paragraph.

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
     Neither the LLC's, HealthMax nor the Company, has sufficient funds available to return the full amount of the Maine investors' interests
     (approximately $743,750), should they all elect to rescind their investment. At December 31, 2000 and 1999, the total deferred rescission costs were $640,633.

     The Company rents its administrative office from a partnership in which the principal shareholder of the Company is a partner. Lease expense relating to the lease was $11,940 and $13,250 in 2000 and 1999, respectively. At
     December 31, 2000, the Company had a liability for unpaid rent to the partnership of $99,575, which is included in accrued liabilities (see Note
     8). The Company sells nutritional products to an affiliate, Access
     HealthCare ("HealthCare") at cost (see Note 12). Such sales amounted to approximately $19,000 and $28,000 in 2000 and 1999, respectively. The liability of $53,888 at December 31, 2000 to HealthCare is net of product sales and advances made to HealthCare and a loan from HealthCare.

(5)  Leases

     The Company is obligated under long-term capital leases and non-cancelable operating leases, for equipment and office space that expire at various dates through 2002. Future minimum lease payments under non-cancelable operating leases (with initial or remaining terms in excess of one year)
     and future minimum capital lease payments as of December 31, 2000 are as follows:

                                                         Capital    Operating
        Year ending December 31:                         leases       leases
       -------------------------                       ----------- -----------

                       2001                             $  11,079      37,449
                       2002                                 3,910      32,320
                       2003                                 3,910       -
                       2004                                 3,258       -
                       2005                                  -          -
                                                       ----------- -----------

                Total lease payments                       22,157      69,769
                                                                   ===========

       Less amount representing interest (11% to 35%)      (5,085)
                                                       -----------
                Present value of lease payments            17,072

       Less current obligations                            (8,456)
                                                       -----------
               Long-term capital lease obligations     $    8,616
                                                       ===========

       Total rental expense was approximately  $37,000 and $72,000 for the years ended December 31, 2000 and 1999, respectively.

(6)  Long-term Debt

     Long-term debt at December 31, 2000, consisted of the following:

        Note payable, bearing interest of 11.75%,
          secured by shareholder's boat, maturing in 2004.     $   12,571
        Less current installments                                  (3,121)
                                                               -----------
          Total long-term debt excluding current installments  $    9,450
                                                               ===========

     The following is a schedule of future principal payments:

               December 31,

                     2001                      $   3,121
                     2002                          3,508
                     2003                          3,943
                     2004                          1,999
                                               ----------
                                               $  12,571
                                               ==========

(7)  Income Taxes

     The actual income tax benefit differs from the "expected" tax benefit, computed by applying the U.S. Federal Corporate Income Tax Rate of 34%, to
     the loss before income taxes, as follows:

                                                         2000            1999
                                                   -------------   -------------
        Income tax benefit computed at the          $   294,000     $  537,000
           federal statutory rate of 34%
        State income tax benefit, net of                 31,000         58,000
           tax benefit federal
        Non-deductible expenses                             -           (1,000)
        Increase in valuation allowances               (325,000)      (594,000)
                                                   -------------   -------------
                                                    $       -       $      -
                                                   =============   =============

       The components of the deferred income tax asset are as follows:

                                                         2000          1999
                                                     ------------  -----------

          Deferred tax assets:

             Net operating losses                    $ 2,164,000   $ 1,670,000
             Start  up  costs   capitalized
               for  tax  purposes and amortized
               over  a five  year  period,
               expensed  for financial statement
               purposes                                  140,000       281,000
             Unearned income                              74,000       103,000
             Other                                         1,000           -
                                                     ------------  ------------
                                                       2,379,000     2,054,000
             Valuation allowance                      (2,379,000)   (2,054,000)
                                                     ------------  ------------
                                                     $         -   $       -
                                                     ============  ============

     At December 31, 2000, the Company had tax operating loss carryforwards of approximately $5,750,000 available to reduce future federal income taxes, which, if unused, will expire through 2020.

(8)  Accrued Liabilities

     Accrued liabilities at December 31, 2000 are as follows:

          Accrued salaries                  $ 506,897
          Accrued commissions                 121,709
          Accrued interest                    171,398
          Accrued rent                         99,575
          Other (Note 11)                      25,000
                                            ----------
                                            $ 924,579
                                            ==========

(9)  Litigation

     The Company is a nominal defendant in a legal action. While the results of the legal action cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on its financial condition.

(10) Contingency

     At December 31, 2000 and 1999, the Company has suffered recurring losses and has a net capital deficiency of $4,336,439 and $3,849,538, respectively, and a working capital deficiency of $4,696,103 and
     $4,132,944, respectively, which raises substantial doubt about its ability to continue as a going concern. The Company is contemplating a public or private offering of securities as a means of raising funds to implement its business plan.

(11) Common Stock Transactions

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

     Effective January 1, 1999, the Company entered into employment agreements with two officers, which provided that each officer will receive a base salary plus a cash bonus equal to two percent (2%) of the Company's net profit after income taxes, subject to maximums of $100,000, $150,000 and
     $200,000 in 1999, 2000 and 2001, respectively. The employment agreements also provide common stock bonuses to each officer of 100,000 shares in
     1999, 2000 and 2001, respectively. The 200,000 shares to be issued as of
     January 1, 2000 and 1999 have been reflected as compensation as of December
     31, 2000 and 1999. The value of the shares issued was based on the trading price of the Company's common stock, less a discount for the restriction on transferability of the shares. In September 2000, one of the officers terminated employment. The Company issued 100,000 shares of common stock in
     2000 for accrued wages and reimbursement of business expenses. The Company valued this transaction at the estimated fair value of the expenses. Based upon the employee agreement, the officer will not be entitled to the
     100,000 shares in 2001.

     During the year ended December 31, 1999, the Company issued 241,000 shares of common stock for consulting services from non-employees. The Company valued these transactions at the estimated fair value of the services received.

     In November 1999, the Company issued 400,000 shares of common stock to certain employees for services. The value of the shares issued was based on the trading price of the Company's common stock, less a discount for the restriction on transferability of the shares.

     In 1999, the Company sold a total of 323,333 shares of common stock, for an aggregate of $485,000, pursuant to Rule 504, promulgated under the
     Securities Act of 1933, as amended.

     The Company is authorized to issue 10,000,000 shares of preferred stock,
     $.01 par value per share, the rights and preferences of which may be designated by the Board of Directors without shareholder approval. On March
     3, 1999, the Company designated the rights and preferences of its Series A
     Redeemable Convertible Preferred Stock, and authorized the sale of up to
     1,400,000 shares as part of an offering that was terminated in September
     1999 (the "Unit Offering"). Prior to the Unit Offering, no series of preferred stock had been designated. Although one Unit was sold in the Unit
     Offering for $25,000, the purchaser has agreed to accept an investment in the Company's next offering, provided the terms are as favorable to him as were the terms of the Unit Offering. No definitive terms have been established for the Company's next offering, and it is possible that the
     $25,000 will be returned to the investor at some future date and has been included in accrued liabilities (see Note 8).

     In April 1999, the Company agreed to acquire the minority interest in
     HealthMax for restricted stock of the Company, at the rate of one share of the company's common stock for each share of HealthMax stock exchanged. If all of the minority shareholders exchange their HealthMax stock for the
     Company's stock, the Company would be required to issue approximately
     430,000 additional shares of common stock. During 2000 and 1999, the
     Company issued 20,000 shares and 289,104 shares, respectively, for acquisition of a portion of the minority interest.

(12) Subsequent Events

     On December 28, 2000, the Company entered into an agreement to issue
     1,800,000 shares of stock to a corporate investor for $500,000 payable,
     $250,000 on January 31, 2001 and $250,000 on February 28, 2001. As of March
     21, 2001, the Company had not received the remaining $250,000 due under the contract. In January 2001, the Company issued 660,000 shares of common stock to an individual affiliated with the corporate investor, for corporate relations and public relations services to be performed in 2001.

     In January 2001, the Company acquired two companies, Continua and EMDx
     (collectively, "EMDx"), subject to certain conditions. Both companies are owned by the same individuals and are located in Savannah, Georgia. Under the terms of the acquisition, the Company acquired 100% of the stock in each company for a total of 750,000 restricted shares. The acquisition will be accounted for as a purchase. The companies are involved in providing technology services to the healthcare industry and providing discounted medical lab services.

     In January 2001, the Company acquired a controlling interest in HealthCare, subject to certain conditions. Under the terms of the acquisition the
     Company will acquire 100% of the stock of Healthcare for 4,000,000 restricted shares. The acquisition will be treated as a purchase.
     HealthCare operates a chiropractic group practice in Central Florida and has affiliated chiropractic practices throughout Florida.

     The acquisition agreements for Continua, EMDx and Healthcare contain provisions that should the Company fail to raise a minimum of $8,000,000 within nine months of closing the acquisition, the shareholders may return the shares in the Company in return for 91% of the stock of Continua and
     EMDx and return of 100% of the stock of Healthcare.

     Presented below are condensed combined pro forma financial statements as of and for the year ended December 31, 2000 and 1999 to give effect to the transactions as if they had occurred on January 1, 1999. The condensed combined financial statements reflect the elimination of intercompany transactions, but do not include the allocation of the purchase price with respect to the companies acquired.

     Condensed balance sheet at December 31, 2000:

                                 Company      HealthCare        EMDx       Eliminations     Combined
                              ------------   ------------   ------------   ------------   ------------

Assets:
 Current assets               $    120,050       206,995         30,564            -          357,609
 Property and equipment, net
                                    36,441        82,026          9,161            -          127,628
 Other assets                       10,451        38,607            -          (38,607)        10,451
 Deferred rescission costs
                                   640,663           -              -              -          640,663
                               ------------  ------------   ------------   ------------   ------------
Total assets                  $    807,605       327,628         39,725        (38,607)     1,136,351
                              =============  ============   ============   ============   ============
Liabilities:
 Current liabilities          $  4,816,153       626,487        418,397        (38,607)     5,822,430
 Unearned income                   196,370           -              -              -          196,370
 Long-term obligations              18,066        77,016        619,234            -          714,316
 Minority interest                 113,455           -              -              -          113,455
                              -------------   -----------   ------------   ------------   ------------

Total liabilities               5,144,044        703,503      1,037,631        (38,607)     6,846,571
                              ------------    -----------   ------------   ------------   ------------
Total stockholders' deficit    (4,336,439)      (375,875)      (997,906)           -       (5,710,220)
                              ------------    -----------   ------------   ------------   ------------
Total liabilities and
   stockholders' deficit      $    807,60        327,628         39,725        (38,607)     1,136,351
                              ============    ===========   ============   ============   ============

Condensed statement of operations for the year ended December 31, 2000:

                             Company      HealthCare        EMDx      Eliminations     Combined
                         ------------   ------------   ------------   ------------  ------------

 Revenues                $   234,352      2,044,530      1,224,825        (19,000)    3,484,707
 Operating costs and
    expense                  923,568      2,848,811      1,094,506        (19,000)    4,847,885
                         ------------   ------------   ------------   ------------  ------------
    Operating income
      (loss)                (689,216)      (804,281)       130,319             -     (1,363,178)

 Other expenses             (173,418)       (13,147)       (92,611)            -       (279,176)
                         ------------   ------------   ------------   ------------  ------------

 Net income (loss)       $  (862,634)      (817,428)        37,708             -     (1,642,354)
                         ============   ============   ============   ============  ============
 Basic net loss per share                                                           $      (.22)
                                                                                    ============

Condensed statement of operations for the year ended December 31, 1999:

                              Company     HealthCare        EMDx      Elimination     Combined
                           ------------  ------------   ------------  ------------  ------------

 Revenues                  $   523,484     1,937,144        744,094       (28,000)    3,176,722
 Operating costs and
    expense                  1,979,628     1,766,097        853,924       (28,000)    4,571,649
                           ------------  ------------    -----------   -----------   -----------
    Operating income
      (loss)                (1,456,144)      171,047       (109,830)           -     (1,394,927)

 Other expenses               (121,082)      (52,732)      (112,758)           -       (286,572)
                           ------------  ------------    -----------   -----------   -----------

 Net income (loss)         $(1,577,226)      118,315       (222,588)           -      (1,681,499)
                           ============  ============    ===========   ===========   ============

 Basic net loss per share                                                            $      (.26)
                                                                                     ============

                                      F-6

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

DANIEL J. PAVLIK, 50, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE
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

     As President of NMS Rehabilitation, Inc. from 1985 through 1992 he implemented nine full service physical rehabilitation facilities in a multi-state forum. From 1987 through 1993 he founded and developed The Academy of Industrial Health Consultants d/b/a The Academy, a chiropractic Preferred
Provider Organization . From 1980 through the present, Dr. Pavlik has been the
President of Access HealthCare. Since 1996, he has been the President and Chief
Executive Officer of HealthMax, and has been the President and Chief Executive
Officer of Health Alternatives since completion of the Exchange in September
1998.

STEVEN MIRACLE, 46, CHIEF OPERATING OFFICER.

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

RICHARD D. EKSTROM, 56, DIRECTOR.

     Mr. Ekstrom was appointed to the Company's Board of Directors in May 1999.
He is the Chairman of the Board of Directors and President of Demegen, Inc., a
publicly-held company, since January 1996. Mr. Ekstrom was Demegen's Chief
Financial officer from December 1994 until August 1998. Mr. Ekstrom holds a B.A.
from Cornell University and an M.B.A. from Boston University. From 1993 through
1994, he was Chief Operating Officer of Preferred Solutions Inc., both of which were start-up pharmacy benefit management companies. Mr. Ekstrom is the founder of Prescription Price Watch, a buying guide for pharmacy benefit programs. From
1968 to 1990, he was employed by Westinghouse Electric Corporation where he served in a variety of management positions.

     The Board of Directors intends to establish Compensation and Audit
Committees. The Compensation Committee will establish salaries, incentives and other forms of compensation for directors, officers and other employees for the
Company, will administer the Company's incentive compensation and benefit plans and recommend policies relating to such incentive compensation and benefit plans. The Audit Committee will review the need for internal auditing procedures and the adequacy of internal controls and meets periodically with management and independent auditors.

ITEM 10. EXECUTIVE COMPENSATION.

     Prior to January 1999 the only person whose compensation, including salary and bonuses, exceeded $100,000, was Dr. Daniel J. Pavlik, President and Chief
Executive Officer. Effective January 1, 1999, the Company entered into a written agreement with Steven Miracle, described below.

     The Company presently does not have any form of stock option or stock grant plan.

SUMMARY COMPENSATION TABLE.

     The following table shows all the cash compensation earned during the fiscal years indicated to the President and Chief Executive Officer and the
Chief Operating Officer; no other person earned or was paid at least $100,000 in all forms of compensation. There was no long-term compensation earned or paid to any party, nor was any other form of reportable compensation earned or paid.

                               ANNUAL COMPENSATION
                              ---------------------
============================================================================================
                                                                                Total Annual
Name and                                        Salary          Bonus           Compensation
Principal Position             Year              ($)              ($)                 ($)
--------------------------------------------------------------------------------------------
Daniel  J.  Pavlik,  CEO       2000             175,000           --                175,000
                               1999             175,000           --                175,000
                               1998             174,999           --                174,999

Steven  Miracle,  COO          2000             125,000           --                125,000
                               1999             125,000           --                125,000
============================================================================================

The foregoing includes $100,961 earned in 1998 by Dr. Pavlik but not to date.
Included for 1999 are $74,038, and $52,855 for Dr. Pavlik, and Mr. Miracle
respectively, which has not been paid to date. Additionally included in 2000 are
$151,800 and $110,515 for Dr. Pavlik and Mr. Miracle, respectively, which has not been paid to date. These amounts do not include amounts paid by HealthCare, which was not a subsidiary during the reported years.

OPTION/SAR GRANTS TABLE.

     None/Not applicable.

AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR VALUE TABLE.

     None/Not applicable.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE.

     None/Not applicable.

COMPENSATION OF DIRECTORS.

     The Company does not separately compensate its employee directors for their service as directors. Non-employee directors are expected to receive, but have not paid, annual fees of $2,500, with no additional compensation for meetings attended. Non-employee directors also will be reimbursed any reasonable out-of-pocket expenses incurred in connection with their attendance at meetings.
No additional compensation is anticipated for service on committees of the Board of Directors. Prior to April 1999, all of the Company's were employees.
Accordingly, no compensation reportable under this item was paid.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND  CHANGE-IN-
CONTROL  ARRANGEMENTS.

     Effective January 1, 1999, the Company entered into an executive employment agreement with Steven Miracle, pursuant to which Mr. Miracle serves as the Chief
Operating Officer of Access Health Alternatives, Inc. Mr. Miracle also serves in that capacity with respect to HealthMax. The term of the agreement is three years, with consecutive one-year terms if not terminated by written notice prior to the expiration of an ongoing term. Mr. Miracle will receive a base salary of
$125,000 in each year of the term, and will be entitled to a cash bonus equal to two percent (2%) of the Company's annual net profits after taxes, subject to maximums as follows: $100,000 in 1999; $150,000 in 2000; and $200,000 in 2001.
Mr. Miracle also is to receive a common stock bonus as follows: 100,000 shares upon commencement of his employment relationship; 100,000 shares on January 1,
2000; and 100,000 shares on January 1, 2001. In the event of a change of control of the Company, as defined in the agreement, additional compensation would be payable to Mr. Miracle equivalent to approximately three times his annual base salary plus taxes thereon.

     The Company has no employment contracts with any other employees, although it anticipates entering into an agreement with Dr. Daniel J. Pavlik, the terms of which agreement have not been finalized.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN 5% BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS.

     As of March 23, 2001, the Company had issued and outstanding 9,860,617 shares of its Common Stock.

NAME AND ADDRESS                   # OF SHARES(1)                 % OF TOTAL
-------------------                --------------                 ----------
The  Daniel  J. Pavlik               2,404,156                        24.38
Revocable Trust(2)
1602  Patton  Avenue
Apopka,  FL  32703

Steven  Miracle                        850,000                        8.62
3000  Old  Alabama,
Suite  119250
Alpharetta,  Georgia  30022

Pines International (3)                920,000                        9.33
6900 E. Camelback Road
Suite #912
Scottsdale, Arizona 85251

Luigi Brun (3)                         660,000                        6.69
71 Sir James Court
Arva, Ontario, Canada N0M1C0

Donald D. Metchick                     597,969                        6.06
105 Wisteria Drive
Longwood, Florida 32792

(b) SECURITY OWNERSHIP OF MANAGEMENT.

     As of March 23, 2001, the Company had issued and outstanding 9,860,617 shares of its Common Stock. The following table sets forth, as of March 23,
2001, certain information regarding beneficial ownership of the Common Stock by members of Management.

NAME AND ADDRESS                    # OF SHARES                  % OF TOTAL
-------------------                 -----------                  ----------
The  Daniel  J. Pavlik               2,404,156                       24.32
Revocable Trust(2)
1602  Patton  Avenue
Apopka,  FL  32703

Steven  Miracle                        850,000                       8.62
3000  Old  Alabama
Suite  119250
Alpharetta,  Georgia  30022

--------------------
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

(2)  Includes 1,152,053 shares owned of record by the Daniel J. Pavlik Revocable
     Trust (trustee of which is Dr. Pavlik and the beneficiary of which is
     Rebecca Pavlik). Also includes 1,152,100 shares owned of record by The
     Rebecca Pavlik Revocable Trust (of which Mrs. Pavlik is the trustee and Dr.
     Pavlik is the beneficiary), as to which Dr. Pavlik disclaims beneficial ownership.

(3)  The Company has notified Pines International and Mr. Luigi Brun that each has breached certain agreements pursuant to which each acquired shares indicated and has demanded the return of the shares and rescession of the agreements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company leases its corporate headquarters from an affiliated party the details of which are sumerized in Part I Section 2 above.

     Pavlik Chiropractic Group, P.A. ("PCG"), a professional association owned and controlled by Dr. Pavlik, employs the doctors who provide services through
Access Health Care, Inc. Health Care reimburses PCG for the costs associated with the employment of the doctors, and PCG does not receive any premium or other compensation for its role.

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

ITEM  13.  EXHIBITS  AND  REPORTS

     The following previously-filed exhibits are incorporated herein by reference to the corresponding exhibit number within the Company's Form 10-SB filed on E.D.G.A.R. June 26, 1999:

      Exhibit 3.1.1      Articles of Incorporation of B C Insurance
                         Services,  Inc.

      Exhibit 3.1.2      Articles of Amendment to B C Insurance Services, Inc.

      Exhibit 3.1.3      Articles of Restatement to the Articles of
                         Incorporation of PLC Ventures Corp.

      Exhibit 3.1.4      Articles of Amendment to the Amended and Restated
                         Articles of Incorporation of Access HealthMax
                         Holdings, Inc.

      Exhibit 3.1.5      Articles of Amendment to the Amended and Restated
                         Articles of Incorporation  of Access HealthMax
                         Holdings, Inc.

      Exhibit 3.2        Bylaws

      Exhibit 4.1        Class A Common Stock Purchase Warrant

      Exhibit 4.2        Class B Common Stock Purchase Warrant

      Exhibit 10.1       Employment Agreement with Steven Miracle

      Exhibit 10.1.1     Amendment to Miracle Employment Agreement

      Exhibit 10.3       Form of LLC Operating Agreement (LLC II given as example)

      Exhibit 10.3.1     Schedule Pertaining to LLC Operating Agreements

      Exhibit 10.4       Form of Market License Agreement

      Exhibit 10.5       Form of Affiliated Clinic Agreement (Chiropractic
                         Physician Agreement)

      Exhibit 21         List of  Subsidiaries

     The following previously-filed exhibits are incorporated herein by reference to the corresponding exhibit number within the Company's Form 8-K filed on E.D.G.A.R. February 2, 2001:

      Exhibit 2.1        Share purchase agreement with Pines International
                         Corporation and Access Health Alternatives, Inc.

      Exhibit 2.2        Share Exchange Agreement between Continua Health
                         Services, Inc./EMDx, Inc. and Access Health
                         Alternatives, Inc.

      Exhibit 2.3        Share Exchange Agreement between Access HealthCare,
                         Inc. shareholders and Access Health Alternatives, Inc.

     The following previously-filed exhibits are incorporated by reference to the corresponding exhibit number within the Company's Form S-8 filed on
E.D.G.A.R. February 9, 2001:

      Exhibit 5          Opinion of Stanley, Delinger & Rascher, P.A.

      Exhibit 10         Access Health Alternatives, Inc. Consulting
                         Agreement with Luigi Brun

      Exhibit 23         Consent of Tedder, James, Worden & Associates, P.A.,
                         Independent Public Accountants

      Exhibit 23.1       Consent of Stanley, Delinger & Rascher, P.A.
                         included in Exhibit 5

                                   SIGNATURE

     In accordance with Section 13 of 15(d) of the Securities Exchange Act of
1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 ACCESS  HEALTH  ALTERNATIVES,  INC.

                 By:  /s/  Daniel  J.  Pavlik
                    -----------------------------------------
                    Daniel J. Pavlik, Chairman of the  Board,
                    Chief  Executive  Officer  and  President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in there positions and capacities as officers and Directors and on the date indicaterd.

                  By:  /s/Daniel J. Pavlik                        April 6, 2001
                     -----------------------------------------
                     Daniel J. Pavlik, Chairman of the Board,
                     Chief Executive Officer and President

                  By:  /s/Steven Miracle                          April 6, 2001
                     -----------------------------------------
                     Steven  Miracle, Chief Operating Officer,
                     Director (Principal Financial Officer)

                  By:  /s/Richard Exstrom                         April 6, 2001
                     -----------------------------------------
                     Richard Exstrom, Director