Form 10QSB
period 2001-03-31
ACCESS HEALTH ALTERNATIVES INC
filed 2001-05-21
CIK 1084463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
                 [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                               ------------------

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


                2016 South Orange Avenue, Orlando, Florida 32806
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (407) 423-4799
                                 ---------------
                           (Issuer's Telephone Number)

                  4619 Parkbreeze Court, Orlando, Florida 32808
 -------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,860,617 shares of the Issuer's $.001 par value common stack were outstanding as of as of March 23, 2001.
--------------------------

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        Access Health Alternatives, Inc.
                     Consolidated Balance Sheet (Unaudited)


                                                Consolidated       Consolidated
                                                   3/31/01           12/31/00
Assets
Current Assets-
   Cash ....................................   $     4,688          $     6,919
   Trade receivables, net ..................       280,456              243,698
   Inventories .............................        99,777               99,369
   Other current assets ....................       359,674               24,472
                        Total current assets       744,595              374,458

Property & Equipment, net ..................       116,588              125,248
Goodwill ...................................     2,365,092                    0
Other Assets ...............................       791,970              625,382

                              Total Assets .   $ 4,018,245          $ 1,125,088


Liabilities
Current Liabilities-
   Notes and commercial paper ................... 1,594,756           1,641,834
   Line of Credit ...............................   100,000             100,000
   Current installment of long-term debt ........    37,219              37,704
   Current obligation under capital lease .......    71,393              84,286
   Bank overdraft ...............................    85,485              60,925
   Accounts payable .............................   802,711             815,744
   Accrued liabilities .......................... 1,058,772           1,022,419

   Due to related parties:
      Stockholders ..............................   463,958             462,242
      Limited liability companies ............... 1,592,612           1,592,612

                          Total due to related
                          parties                 2,056,570           2,054,854

                          Total current
                          liabilities             5,806,906           5,817,766

Unearned income .................................   176,870             196,370
Obligation under capital lease,
  less current portion ..........................    77,274              82,663
Long-term portion of note payable ...............   663,114             631,780
Minority interest in subsidiary .................   113,455             113,455

                          Total Liabilities ..... 6,837,619           6,842,034

Stockholders' Deficit
Common stock ....................................     9,895               4,427
Capital in excess of par value .................. 3,746,268           2,939,981
Accumulated deficit .............................(6,575,537)         (8,661,354)
                     Total stockholders' deficit (2,819,374)         (5,716,946)

       Total liabilities & stockholders' deficit $4,018,245         $ 1,125,088

                        Access Health Alternatives, Inc.
                Consolidated Statement of Operations - Unaudited

                                        Consolidated               Consolidated
                                           3/31/01                    3/31/00
                                        ------------               ------------
Revenues-
   Equipment                            $        -               $        -
   Products                                 48,049                       56,412
   Provider payments                       146,035                      209,068
   Service fees                            157,816                      123,007
   Other                                   451,021                      590,849

                Total revenues             802,921                      979,336

Cost of sales-
   Equipment                                     0                            0
   Products                                 10,073                       16,513
   Other                                     2,102                            0

                Total cost of sales         12,175                       16,513

   Gross profit                            790,746                      962,823


Selling, general &                      (1,044,486)                  (1,256,172)
administrative expenses
               Operating income/(loss)    (253,740)                    (293,349)

Other Expenses
   Interest expense                        (60,781)                     (64,061)
   Other, net                              (16,000)                      (3,250)
               Net income/(loss)     $    (330,521)               $    (360,660)

Basic net loss per share             $       (0.03)               $       (0.04)

                        Access Health Alternatives, Inc.
                Consolidated Statement of Cash Flows (Unaudited)



                                                        Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        2001             2000
                                                     ----------      -----------

Cash flows from operating activities:

     Net loss                                    $   (314,521)     $   (360,660)

Adjustment to reconcile net loss
to net cash provided by (used in)
operating activities:

     Depreciation and amortization                     10,935            10,386

     Losses of limited liability companies                 -

     Unearned income recognized                       (19,500)          (20,639)

        Issuance of common stock for services          347,000
          Cash provided by (used in) changes in:

             Receivables                              (36,758)          (99,291)
             Inventories                                 (408)           16,513
             Other assets                            (501,790)
               Bank overdraft                           24,560          (14,694)
               Accounts payable                       (13,033)           80,980
               Accrued liabilities                      36,353          277,792

        Net cash used in operating activities        (467,162)         (109,613)

Cash  flows  from  investing
activities:
         Purchases of property and equipment           (2,275)

Cash  flows  from  financing
activities:
    Payments on notes and commercial paper            (16,229)          (28,938)
    Proceeds from notes and commercial paper               -            144,266
    Due to stockholders                                  1,716           12,949
    Advances (to) from limited liability companies         -
    Due to related party                                   -              5,859
    Payments on capital lease obligations             (18,281)          (16,486)
    Goodwill                                       (2,381,092)                -
       Proceeds from issuance of stock               2,881,092

          Net cash provided by financing activities    467,206          117,650

       Net (decrease) increase in cash                 (2,231)            8,037

          Cash at beginning of period
                                                         6,919           11,854

          Cash at end of period                    $     4,688      $    19,891

Supplemental
disclosure:
          Cash paid during the period for interest $    32,588      $    45,443

                         ACCESS HEALTH ALTERNATIVES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


(1) Basis of Presentation

In the opinion of the management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 2000, was derived from the audited consolidated balance sheet. These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.


(2) Litigation

The Company is a nominal defendant in several legal actions. While the results of these actions cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on its financial condition.


(3) Contingency

At March 31, 2001, the Company has suffered recurring losses and has a net capital deficiency of $2,803,374 and a working capital deficiency of $5,062,311, which raises substantial doubt about its ability to continue as a going concern. The Company is actively pursuing a private offering of securities and a debt restructuring as a means of raising funds to implement its business plan.


(4) Additional Corporate Events

On December 28, 2000, the Company entered into an agreement to issue 1,800,000 shares of stock to a corporate investor for $500,000 payable, $250,000 on January 31, 2001 and $250,000 on February 28, 2001. The Company has not received the installments due under the contract. In January 2001, the Company issued 660,000 shares of common stock to an individual affiliated with the corporate investor, for corporate relations and public relations services to be performed in 2001. In April 2001 the Company notified the investor that both agreements were being rescinded and demanded return of all shares.

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

Results of Operations for the Period Ended March 31, 2001 compared with the Period Ended March 31, 2000

Management believes that a comparison of the financial performance of the Company in the three months ended March 31, 2001 and in the three months ended March 31, 2000 shows the efforts of Management to build the infrastructure necessary to fully implement its business plan. Furthermore, the results indicate the belief that the Company was moving toward resolving its short term and long term capital concerns.

The quarters performance shows the comparison result of two significant acquisitions completed early in 2001. Each of these acquisitions will serve to enhance the Company's ability to uniquely address the complementary and alternative medicine (CAM) market. The acquisition of Emdx/Continua provides the technological foundation necessary for state-of -the art internet processing of patient educational programs, provider training and communication, and processing of patient records. The acquisition of Access Healthcare and its group of owned CAM clinics and its network of managed care operations in Central Florida provides development sites and revenue opportunities for the Company's current and future programs, products, and services.

In addition to these acquisitions the Company signed agreements which it believed would ultimately capitalize the Company in both the short and long term. The initial funding agreement was not completed and Senior Management has been focused on finding a replacement for the committed capital. It is expected that the longer term capital will be received on or about the same time frame as previously anticipated.

The total revenues of the Company declined by approximately $177,000 in the quarter going from consolidated revenues of $979,336 during the quarter ended March 31, 2000 to $802,921 for the period ended March 31, 2001. This was largely do the negative impact of eliminating a provider service within Healthcare in late 2000 and the continued effect from the relocation of several of the practice sites in 2000. Revenue from product sales also declined by approximately $8,000 from $56,412 in the period ending March 31, 2000 to $48,049 in the period ending March 31, 2001. This reflects the historical inability to market resulting from the lack of capital resources.

Selling and Administrative Expenses declined by 16.8% from March 31, 2000 to March 31, 2001 and directly reflects the decline in revenues.

Liquidity and Capital Resources

The Company has accounted for the acquisitions as a purchase therefore has booked goodwill as an asset in the about of $2,365,092. Other assets, long and short term, increased from a combined $649,854 in the period ending March 31, 2000 to $1,151,644 for the period ending March 31, 2001. This is primarily the result of pre-payment for consulting services of the Company's common stock. Subsequent to the reporting period, the Company has notified consultant of the intent to cancel the agreement and has demanded return of all shares.

The Company experienced little significant change in its short and long term liabilities which shows the impact of the capital it did raise through the sale of common stock. Total current liabilities declined by approximately $9,000 from $5,817,766 in the period ending March 31, 2000 to $5,806,906 in the period ending March 31, 2001.

There were no purchases or disposals of fixed assets during the period other than in the normal course of business.

The cash used in operations for the three months ended March 31, 2001 and 2000 was $467,162 and $109,613 respectively.

Cash flow shortages continue to demand the attention of management and have had a stifling effect on the Company's ability to take advantage of its foundational infrastructure. The Company anticipates negative cash flows from operations to continue through the end of the current fiscal year. Management believes that additional funding will be necessary in order for it to continue as a going concern. In February, the Company initiated an offering to sell shares of Series B Convertible Redeemable Preferred Stock. Successful completion of this offering is expected to bring $10,000,000 to the company before selling costs although there can be no assurances that the Company will be successful in procuring such financing. The Preferred Offering carries a conversion to common stock, which, if fully converted will result in the issuance of 4,000,000 shares. There is a coupon of 10% payable quarterly.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no new legal proceedings initiated against the company in the first quarter if 2001. Certain small claims actions and a suit brought by Mr. Marty Kass were either settled or dismissed.

ITEM 2. CHANGES IN SECURITIES

In January 2001, the Company issued 1,840,000 shares to Pines International pursuant to a stock purchase agreement. The agreement calls for the investment to be made in installments. As a result of nonpayment of the second installment and other circumstances, the Company has demanded return of the securities and rescission of the agreement.

In January 2001, the Company issued 100,000 shares to Mr. Robert Kramer in recognition of certain non-interest baring loans he has made to the Company both directly and indirectly. The Company believes this investor to be accredited.

In January 2001, the Company issued 100,000 shares to Mr. Steven Miracle, Chief Operating Officer for the Company pursuant to an employment agreement.

In February 2001, the Company issued 850,000 to the shareholders of Emdx Corporation and Continua Health Services, Inc. pursuant to a license agreement and a share exchange agreement.

In February 2001, the Company reserved 4,000,000 shares to be delivered to the shareholders of Access Health Care, Inc. pursuant to the share exchange agreement. As of March 23, 2001 3,152,342 shares had been issued.

In January 2001, the Company issued 660,000 shares which were subsequently registered in an S-8 registration statement, to Mr. Luigi Brun in accordance with a consulting agreement. As a result of nonperformance under the agreement and certain other circumstances the Company has demanded return of the securities and rescission of the consulting agreement.

In March 2001, the Company issued 2.5 shares of Convertible Redeemable Preferred Series B Preferred Stock. The Preferred shares are convertible into 25,000 shares of Common stock and carry a 10% dividend payable quarterly. The Preferred also carries a Warrant to purchase 100,000 shares of Common stock and is exercisable at $5.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

n/a

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

n/a

ITEM  5.  OTHER  INFORMATION.

In April 2001 Mr. Luigi Brun and Pines International Corporation were informed of a Breach in the agreements between the parties and the Company demanded return of the 1,840,000 shares issued under the stock purchase agreement and the 660,000 shares issued under a consulting agreement. The Company intends to pursuer it's rights and remedies under the respective agreements.

In January 2001 the Company entered into a settlement agreement with Mr. Marty Kass with regard to a suit brought to recover moneys loaned to the Company.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

On February 3, 2001 the Company filed certain information on Form 8-K the report and exhibits from which are hereby incorporated in their entirety by reference.

On April 27, 2001 the Company filed certain information on Form 8-K/A the report and exhibits from which are hereby incorporated in their entirety by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ACCESS HEALTH ALTERNATIVES, INC.
                                             -----------------------------------
                                                        (registrant)



                        Date: 5/17/01                /s/ Daniel J. Pavlik
                          --------          ------------------------------------
                                                        (signature)*
                                               Daniel J. Pavlik, President & CEO

                        Date: 5/17/01               /s/  Steven  Miracle
                          --------         -------------------------------------
                                                        (signature)*
                                         Steven Miracle, Chief Operating Officer

*Print the name and title of each signing officer under this signature.