Form 10QSB
period 2001-06-30
ACCESS HEALTH ALTERNATIVES INC
filed 2001-08-13
CIK 1084463

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                  --------------------------------------------

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

              For the period from ______________ to ______________


                         Commission file number 0-26445
                                                -------


                        ACCESS HEALTH ALTERNATIVES, INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Florida                             59-3542362
         ----------------------------             ------------------
         (State of other jurisdiction              (IRS Employer
       of incorporation or organization)          Identification No.)


                2016 South Orange Avenue, Orlando, Florida 32806
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (407) 423-4799
                           ---------------------------
                           (Issuer's Telephone Number)


        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     9,860,617 shares of the Issuer's $.001 par value common stack were outstanding as of as of August 9, 2001.

Transitional Small  Business Disclosure Format (Check one)  Yes [ ]  No [X]

                                     PART I

Item 1.  FINANCIAL STATEMENTS


                        Access Health Alternatives, Inc.
                     Consolidated Balance Sheet (Unaudited)


                                                          Consolidated         Consolidated
                                                            6/30/2001           12/31/2000
                                                          -------------        ------------

Assets
Current Assets-
   Cash                                                    $     1,985          $     6,919
   Trade receivables, net                                      281,759              243,698
   Inventories                                                  94,090               99,369
   Other current assets                                        342,824               24,472
                                                           ------------         ------------
         Total current assets                                  720,658              374,458

Property & Equipment, net                                      107,760              125,248
Goodwill                                                     2,349,092                    0
Other Assets                                                   798,821              625,382
                                                           ------------         ------------
         Total Assets                                      $ 3,976,331          $ 1,125,088
                                                           ============         ============

Liabilities
Current Liabilities-
   Notes and commercial paper                                1,588,091            1,641,834
   Line of Credit                                              100,000              100,000
   Current installment of long-term debt                        45,434               37,704
   Current obligation under capital lease                       63,864               84,286
   Bank overdraft                                               89,418               60,925
   Accounts payable                                            938,481              815,744
   Accrued liabilities                                       1,047,148            1,022,419

   Due to related parties:
      Stockholders                                             470,058              462,242
      Limited liability companies                            1,592,612            1,592,612
                                                           ------------         ------------
         Total due to related parties                        2,062,670            2,054,854
                                                           ------------         ------------
             Total current liabilities                       5,935,106            5,817,766
                                                           ------------         ------------

Unearned income                                                156,259              196,370
Obligation under capital lease, less current portion            65,402               82,663
Long-term portion of note payable                              713,770              631,780
Minority interest in subsidiary                                113,455              113,455
                                                           ------------         ------------
             Total Liabilities                               6,983,992            6,842,034
                                                           ------------         ------------

Stockholders' Deficit
Common stock                                                     9,895                4,427
Preferred stock                                                 62,305                    0
Capital in excess of par value                               3,746,268            2,939,981
Accumulated deficit                                         (6,826,129)          (8,661,354)
                                                           ------------         ------------
             Total stockholders' deficit                    (3,007,661)          (5,716,946)
                                                           ------------         ------------
             Total liabilities & stockholders' deficit     $ 3,976,331          $ 1,125,088
                                                           ============         ============

                See notes to consolidated financial statements.

                        Access Health Alternatives, Inc.
                Consolidated Statement of Operations - Unaudited
                                   (unaudited)


                                                      Three months ended                     Six months ended
                                                            June 30,                              June 30,
                                                         -------------                          ------------
                                                    2001               2000               2001               2000
                                                ---------------------------------------------------------------------

Revenues-
   Equipment                                    $        -         $        -         $        -        $         -
   Products                                          33,824             42,989             81,872             99,401
   Provider payments                                 87,667            180,838            233,702            389,906
   Service fees                                      81,614            106,693            239,430            229,700
   Other (net)                                      483,421            685,864            934,442          1,276,713
                                                ---------------------------------------------------------------------

      Total revenues                                686,526          1,016,384          1,489,446          1,995,720

Cost of sales-
   Equipment                                              0                  0                  0                  0
   Products                                           5,687              6,567             15,760             23,080
   Other                                              8,579             29,763             10,681             29,763
                                                ---------------------------------------------------------------------

      Total cost of sales                            14,266             36,330             26,441             52,843
                                                ---------------------------------------------------------------------

           Gross profit                             672,260            980,054          1,463,005          1,942,877

Selling, general & administrative expenses         (857,243)          (964,475)        (1,901,729)        (2,220,647)
                                                ---------------------------------------------------------------------

           Operating income/(loss)                 (184,983)             15,579          (438,724)          (277,770)

Other Expenses
   Interest expense                                 (40,335)           (60,173)          (101,116)          (124,234)
   Other, net                                       (16,000)             1,819            (32,000)            (1,431)
                                                ---------------------------------------------------------------------
           Net income/(loss)                    $  (241,318)       $   (42,775)       $  (571,840)       $  (403,435)
                                                =====================================================================

Basic net loss per share                         $    (0.02)        $    (0.00)        $    (0.06)        $    (0.04)
                                                ---------------------------------------------------------------------


                See notes to consolidated financial statements.

                        Access Health Alternatives, Inc.
                Consolidated Statement of Cash Flows (Unaudited)


                                                                Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                                  -------------                    -----------
                                                              2001             2000            2001           2000
                                                           -----------------------------------------------------------

Cash flows from operating activities:
  Net loss                                               $ (241,319)      $  (42,775)      $ (571,840)     $(403,435)
  Adjustment to reconcile net loss to net cash provided
    by (used in) operating activities:
       Depreciation and amortization                          10,935           12,634           21,870         25,658
       Losses of limited liability companies                     -                -                -
       Unearned income recognized                            (20,611)         (18,361)         (40,111)       (39,000)
       Issuance of common stock for services                     -                -            347,000            -
       Cash provided by (used in) changes in:
          Receivables                                         (1,303)         (96,212)         (38,254)      (185,083)
          Inventories                                          5,687            6,567            5,279         23,080
          Other assets                                         9,999              -           (477,760)       (36,324)
          Bank overdraft                                       3,933             (953)          31,068        (12,590)
          Accounts payable                                   135,770           26,044          122,737        (37,913)
          Accrued liabilities                                (11,624)          96,005           17,617        371,972
                                                         -------------------------------------------------------------

          Net cash used in operating activities             (108,533)         (17,051)        (582,394)      (293,635)
Cash flows from investing activities:
  Purchases of property and equipment                         (2,107)             -             (4,382)           -
                                                         -------------------------------------------------------------

Cash flows from financing activities:
  Payments on notes and commercial paper                      (6,665)             913          (53,743)           -
  Proceeds from notes and commercial paper                    49,598           17,737           89,720        549,366
  Due to stockholders                                          6,100          (15,000)           7,816       (113,938)
  Advances (to) from limited liability companies                 -                -                -          (78,213)
  Due to related party                                           -             19,120              -              -
  Payments on capital lease obligations                      (19,401)          (1,303)         (37,683)       (59,946)
  Goodwill                                                    16,000              -         (2,365,092)           -
  Proceeds from issuance of stock                             62,305              -          2,943,399            100
                                                         -------------------------------------------------------------

         Net cash provided by financing activities           107,937           21,467          584,417        297,369
                                                         -------------------------------------------------------------
  Net (decrease) increase in
  cash                                                        (2,703)           4,416           (2,359)         3,734

         Cash at beginning of period                           4,688            1,112            4,344          1,794
                                                         -------------------------------------------------------------
         Cash at end of period                            $    1,985       $    5,528       $    1,985      $   5,528
                                                         =============================================================




                See notes to consolidated financial statements.

                         ACCESS HEALTH ALTERNATIVES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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


(3)  Contingency

     At June 30, 2001, the Company has suffered recurring losses and has a net capital deficiency of $3,007,661 and a working capital deficiency of $5,214,448, which raises substantial doubt about its ability to continue as a going concern. The Company is actively pursuing a private offering of securities and a debt restructuring as a means of raising funds to rectify its capital deficiency and implement its business plan.


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

     In June 2001, the Company sold 2.5 units of "Series B Preferred Stock". The stock is convertible into common and does carry a dividend.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing previously under the caption "Financial Statements." In addition, previous filings with the Securities and Exchange Commission by the Company may contain information that readers will find important. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Results of Operations for the Period Ended June 30, 2001 compared with the Period Ended June 30, 2000

Management believes that a comparison of the financial performance of the Company in the three months ended June 30, 2001 and in the three months ended June 30, 2000 shows the effects of the failed commitment regarding funding activities which occurred earlier. This failed commitment caused senior management to divert attention form growth and expansion and towards capital raising.

Management continues to operate under the assumption that the raise of long term capital will be accomplished. With this in mind discussions have been initiated and are ongoing related to business relationships which will support the over all mission of the Company. It is believed that certain agreements will be consummated which will assist in fully implementing the Company's business plan once the capital issues have been solved. The Company has never the less suffered a significant delay in launching aspects of its business plan. Furthermore, without the capital necessary the company will not be in a position to replenish product inventory required to support the nutritional supplement subsidiary. The subsidiary accounted for 4.9% of total revenue in the current quarter and can be expected to decline further both as a percentage of total revenue and in absolute terms.

A previously announced long term financing failed to materialize. The Company, as previously stated, initiated activities and made certain acquisitions in anticipation of that financing being completed. Options are being considered and action has been taken relative to this failed capital commitment.

The total revenues of the Company declined by approximately $329,000 in the quarter from consolidated revenues of $1,016,384 during the quarter ended June 30, 2000 to $686,526 for the period ended June 30, 2001. In addition revenue declined by 14.5% as compared to the first quarter of 2001. This decline is due in part to the continued negative impact of eliminating a provider service within Healthcare in late 2000 and the effect of relocating several of the practice sites in 2000. In addition the Continua/Emdx subsidiary experienced a 41.1% decline in revenue going from $287,531 in the quarter ended June 30, 2000 to $169,281 in the quarter ended June 30, 2001. This decline is directly related to a contract which was not renewed in fiscal 2001. It is expected that new contracts initiated in fiscal 2001 will replace this lost revenue during the last six months of the fiscal year. Revenue from product sales also declined by approximately $9,000 from $42,989 in the period ending June 30, 2000 to $33,824 in the period ending June 30, 2001. This continued decline in revenue reflects the inability to market products resulting from the lack of capital resources. Product sales will continue to decline unless and until new capital is raised.

Selling and Administrative Expenses declined by 11.1% from June 30, 2000 to June 30, 2001. Management believes this decline represents the variable expenses related to declining revenues. Expenses are at or near a fixed base given the continued operation of the current foundation of clinical operations and services.

Liquidity  and  Capital  Resources

A previously announced financing expected to close by May of this year did not materialize. Management has been negotiating with various sources as a replacement to the previous source of capital. There is no assurance that any of these sources will be able to fund the Company at the level or in the time frame required to avoid substantial erosion of the foundation.

The significant increase in assets is accounted for by goodwill booked as a result of the acquisitions made earlier in the fiscal year. Other assets, long and short term, increased from a combined $1,125,088 in the period ending June 30, 2000 to $1,627,239 for the period ending June 30, 2001. This is primarily the result of pre-payment for consulting services which were made with the Company's common stock. The Company has notified the consultant of the intent to cancel the agreement and has demanded return of all shares. The asset will be carried on the books until the dispute has been resolved.

Total current liabilities increased by approximately $117,340 from $5,817,766 in the period ending December 31, 2000 to $5,935,106 in the period ending June 30, 2001. This is largely accounted for by an increase in accounts payable resulting from the lack of capital.

There were no purchases or disposals of fixed assets during the period other then in the normal course of business.

The cash used in operations for the three months ended June 30, 2001 and 2000 was $108,533 and $17,051 respectively.

Cash flow shortages continue to demand the attention of management and have had a stifling affect on the Company's ability to take advantage of its foundational infrastructure. The Company anticipates negative cash flows from operations to continue through the end of the current fiscal year and will experience further sales declines of its nutritional products due to the inability to replenish certain inventory. Management believes that additional funding will be necessary in order for it to continue as a going concern. In February, the Company initiated an offering to sell shares of Series B Convertible Redeemable Preferred Stock. Successful completion of this offering is expected to bring $10,000,000 to the company before selling costs although there can be no assurances that the Company will be successful in procuring such financing. The Preferred Offering carries a conversion to common stock, which, if fully converted will result in the issuance of 4,000,000 shares. The is a coupon of 10% payable quarterly. The Company has sold a quarter of one unit to date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

In July 2001 the Company has settled a law suit previously brought Raymond J. Rousseau and Theresa Rousseau. The terms require the company to make payments under a long term note. The impact of the settlement will not have a material impact on the Company and will be reflected in the subsequent reporting period. Other unsettled actions previously disclosed remain pending.

In April a subsidiary of the Company, Access HealthMax, Inc., received notice of a law suit filed in Hamilton County, Ohio by KGBN, Inc. The action relates to a dispute surrounding a contract for the establishment of a nutritional center by Plaintiff. The Company is review its options in the matter

In July a subsidiary of the Company, Access HealthMax, Inc., received notice of a law suit filed in El Paso County, Colorado by Mr. Brent Phillips. The Plaintiff seeks, among other things, repayment of a loan made Access HealthMax, Inc. The Company is review its options in the matter


ITEM 2.  CHANGES  IN  SECURITIES

n/a

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

Access HealthMax, Inc. continues to be in violation of its loan agreements and will be unable to pay interest and principle until new capital has been raised.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

n/a

ITEM 5.  OTHER  INFORMATION.

n/a

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

n/a

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ACCESS  HEALTH  ALTERNATIVES, INC.


         Date:   8/13/01                /s/ Daniel  J.  Pavlik
                                        ----------------------------------
                                        Daniel J. Pavlik, President  &  CEO


         Date:   8/13/01                 /s/ Steven  Miracle
                                         -----------------------------------
                                         Steven Miracle, Chief Operating Officer