Form 10QSB
period 2001-09-30
ACCESS HEALTH ALTERNATIVES INC
filed 2001-11-21
CIK 1084463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001
                                      ------------------

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


                2016 South Orange Avenue, Orlando, Florida 32806
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (407) 423-4799
                                 ---------------
                           (Issuer's Telephone Number)

 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [   ] No [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,895,620 shares of the Issuer's $.001 par value common stack were outstanding as of as of September 30, 2001.

                           --------------------------

Transitional Small Business Disclosure Format (Check one)  Yes [   ] No [ X ]

                        Access Health Alternatives, Inc.
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                          September 30,
                                                              2001
                                                          -----------
Current assets:
  Cash                                                    $       378
  Accounts receivable - trade                                  41,617
  Inventory                                                    22,529
  Prepaid expenses                                             68,755
                                                          -----------
      Total current assets                                    133,279

Property and equipment, net of
 accumulated depreciation of $101,532                          24,531

Investment in and advances to unconsolidated
 subsidiaries and affiliated company                          950,586
Deferred rescission costs                                     640,663
                                                          -----------

Total assets                                              $ 1,749,059
                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Notes and commercial paper                              $ 1,577,659
  Current portion of long-term debt                            10,555
  Current obligation under capital lease                        5,909
  Bank overdraft                                                4,814
  Accounts payable                                            579,890
  Accrued liabilities                                       1,016,593

  Due to related parties:
    Stockholders                                              282,879
    Affiliated company                                        125,000
    Limited liability companies                             1,514,398
                                                          -----------
        Total due to related parties                        1,922,277
                                                          -----------
      Total current liabilities                             5,117,697

Unearned income                                               138,584
Obligation under capital lease, non-current                     8,990
Minority interest in subsidiary                               113,455

Stockholders' equity:
 Preferred stock, $.01  par value,
 10,000,000 shares authorized,
  shares issued and outstanding                                62,305

 Common stock, $.001 par value,
  50,000,000 shares authorized, 9,895,620
  shares issued and outstanding                                 9,895
 Capital in excess of par value                             3,746,268
 Unpaid stock subscriptions                                  (547,000)
 Accumulated deficit                                       (6,901,135)
                                                          -----------
                                                           (3,629,667)
                                                          $ 1,749,059

               See accompanying notes to financial statements.

                        Access Health Alternatives, Inc.
                            Statements of Operations
         Three Months and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                        Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                             2001            2000              2001            2000
                                         -----------      -----------      -----------      -----------
Sales, net                               $    41,491      $    58,019      $   162,363      $   196,122
Cost of sales                                  2,002            6,888           17,762           29,968
                                         -----------      -----------      -----------      -----------
  Gross profit                                39,489           51,131          144,601          166,154

Selling, general and administrative          133,138          228,443          703,084          818,206
                                         -----------      -----------      -----------      -----------
  Operating loss                             (93,649)        (177,312)        (558,483)        (652,052)
                                         -----------      -----------      -----------      -----------

Other expenses:
  Interest expense                            65,386          136,382           97,637          185,463
  Other, net                                 (16,000)             121               --            1,552
                                         -----------      -----------      -----------      -----------
   Total other expenses                       49,386          136,503           97,637          187,015

(Loss) before income taxes                  (143,035)        (313,815)        (656,120)        (839,067)
Provision for income taxes                        --               --               --               --
                                         -----------      -----------      -----------      -----------

Net (loss)                               $  (143,035)     $  (313,815)     $  (656,120)     $  (839,067)
                                         ===========      ===========      ===========      ===========



 Basic (loss) per share                  $     (0.02)     $     (0.10)     $     (0.10)     $     (0.27)
                                         ===========      ===========      ===========      ===========

 Weighted average shares outstanding       6,468,271        3,138,150        6,310,516        3,107,655
                                         ===========      ===========      ===========      ===========


            See accompanying notes to unaudited financial statements.

                        Access Health Alternatives, Inc.
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                    September 30,
                                                               2001               2000
                                                            ---------          ---------
Cash flows from operating activities:
Net loss                                                    $(656,120)         $(839,067)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                              11,910             15,916
    Unearned income recognized                                (57,786)           (77,676)
    Loss recognized on divestiture of subsidiary               50,000                 --
    Issuance of common stock for services                      50,000            145,005
Change in assets and liabilities:
    Accounts receivable                                       (23,177)           (13,751)
    Inventories                                                76,840             29,968
    Prepaid expenses                                          (68,755)
    Other assets                                               10,451                 --
    Bank overdraft                                             (3,605)             6,747
    Accounts payable                                          126,495             68,150
    Accrued liabilities                                        92,015            327,913
                                                            ---------          ---------
  Total adjustments                                           264,388            502,272
                                                            ---------          ---------
  Net cash used in operating activities                      (391,732)          (336,795)

Cash flows from investing activities
  Purchase of property and equipment                               --                 --
                                                            ---------          ---------
  Net cash used in investing activities                            --                 --

Cash flows from financing activities
  Payments on notes and commercial paper                      (64,549)                --
  Proceeds from notes and commercial paper                        374            125,780
  Due to stockholders                                          74,816            (26,979)
  Due to affiliated company                                    71,112            134,536
  Payments on capital lease and debt obligations               (4,189)              (441)
  Proceeds from sale of stock                                 312,305            105,000
                                                            ---------          ---------
  Net cash provided by financing activities                   389,869            337,896
                                                            ---------          ---------

Increase (decrease) in cash                                    (1,863)             1,101
Cash and cash equivalents,
 beginning of period                                            2,241              1,757
                                                            ---------          ---------
Cash and cash equivalents,
 end of period                                              $     378          $   2,858
                                                            =========          =========


                 See accompanying notes to financial statements.

                         ACCESS HEALTH ALTERNATIVES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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


  (3)    Contingency

         At September 30, 2001, the Company has suffered recurring losses and has a net capital deficiency of $3,629,667 and a working capital deficiency of $4,984,418, which raises substantial doubt about its ability to continue as a going concern. The Company is currently investigating the restructuring of its business under federal bankruptcy statutes.

(4)      Additional Corporate Events

       On December 28, 2000, the Company entered into an agreement to issue 1,800,000 shares of stock to a corporate investor for $500,000 payable, $250,000 on January 31, 2001 and $250,000 on February 28, 2001. The
       Company has not received the 2nd installment due under the contract. In January 2001, the Company issued 660,000 shares of common stock to an individual affiliated with the corporate investor, for corporate relations and public relations services to be performed in 2001. In April 2001 the Company notified the investor that both agreements were being rescinded and demanded return of all unpaid shares. Amounts recorded as notes receivable and prepaid expenses in connection with the above stock issuances have been classified as "Unpaid stock subscriptions" in the accompanying balance sheet.

       In June 2001, the Company sold 2.5 units of "Series B Preferred Stock". The stock is convertible into common and does carry a dividend.

       In January 2001, the Company acquired two companies, Continua and EMDx (collectively, "EMDx"), subject to certain conditions. Both companies are owned by the same individuals and are located in Savannah, Georgia. Under the terms of the acquisition, the Company acquired 100% of the stock in each company for a total of 850,000 restricted shares. The acquisition was accounted for as a purchase in the Company's financial statements as of March 31, 2001 and June 30, 2001. The companies are involved in providing technology services to the healthcare industry and providing discounted medical lab services.

       In January 2001, the Company acquired a controlling interest in HealthCare, subject to certain conditions. Under the terms of the acquisition the Company will acquire 100% of the stock of Healthcare for 4,000,000 restricted shares. The acquisition was accounted for as a purchase in the Company's financial statements as of March 31, 2001 and June 30, 2001. HealthCare operates a chiropractic group practice in Central Florida and has affiliated chiropractic practices throughout Florida.

       The acquisition agreements for Continua, EMDx and Healthcare contain provisions that should the Company fail to raise a minimum of $8,000,000 within nine months of closing the acquisition, the shareholders may return the shares in the Company in return for 91% of the stock of Continua and EMDx and return of 100% of the stock of Healthcare.

       The Company has not been successful in its efforts to raise the minimum capital to finalize the acquisitions and the former shareholders of the acquired companies have informed the Company that they wish to rescind the merger transactions. Accordingly, the consolidated financial statements of the Company as of September 30, 2001 do not include the accounts of EMDx and Healthcare as control of these entities by the Company is deemed to be temporary. The Company has accounted for its investment in EMDx and Healthcare at cost in the accompanying balance sheet.

       In connection with the divestiture of EMDx, the former shareholders of EMDx are entitled to retain an aggregate of 200,000 shares of the Company's common stock. The Company has reduced its investment in EMDx by an aggregate of $50,000 at September 30, 2001 to recognize the expected loss resulting from the divestiture.

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

Results of Operations for the Period Ended September 30, 2001 compared with the Period Ended September 30, 2000

Management believes that a comparison of the financial performance of the Company in the three months ended September 30, 2001 and in the three months ended September 30, 2000 shows the effects of the failed commitment regarding funding activities which occurred earlier. The Company did not have the capital necessary to continue operations at previous levels and has discontinued all development activities. In September the Company notified its customers that it was discontinuing sales of significant portions of its product line due to the lack of funds for inventory. As a result of the current situation the Company has retained the law firm of Mishan, Sloto, Greenberg & Hellinger, P.A. as special bankruptcy counsel and intends to file, on November 21, 2001, for relief from creditors under Chapter 11 of the Bankruptcy Act.

The Company was not successful in its efforts to comply with certain provisions of Share Exchange Agreements entered into in January of this year for the acquisition of EMDx\Continua, Inc. and Access Health Care, Inc. The Company has been informed by the shareholders of those entities of there wish to rescind the merger transactions. Accordingly, the consolidated financial statements of the Company as of September 30, 2001 do not include the accounts of EMDx\Continua and Health Care as control of these entities by the Company is deemed to be temporary.

The total revenues of the Company declined by approximately $16.528 in the quarter from revenues of $58,019 during the quarter ended September 30, 2000 to $41,491 for the period ended September 30, 2001. In addition revenues declined by 17.2% for the nine month period as compared to the nine month period ending September 30, 2001. This decline is directly the result of the lack of capital necessary to effectively market and promote it's product line. Sales for all but two products were discontinued in September 2001 as the Company did not have the capital necessary to replenish inventory in those products.

Selling and Administrative Expenses declined by 41.7% from September 30, 2000 to September 30, 2001. This is the direct results of continued down sizing of the operations in light of the capital shortfall.

Liquidity  and  Capital  Resources

In light of the failed funding commitments the Company, as previously noted, retained the law firm of Mishan, Sloto, Greenberg & Hellinger, P.A. as special bankruptcy counsel and intends to file, on November 21, 2001, for relief from creditors under Chapter 11 of the Bankruptcy Act.

The financial statements reflect the separation from the EMDx\Continua, Inc. and Access Health Care, Inc. entities as the Company deems these entities no longer to be in the control of Access Health Alternatives.

There were no purchases or disposals of fixed assets during the period other then in the normal course of business.

The cash used in operations for the nine months ended September 30, 2001 and 2000 was $391,732 and $336,795 respectively.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

n/a

ITEM  2.  CHANGES  IN  SECURITIES

n/a

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Access HealthMax, Inc. continues to be in violation of its loan agreements and will be unable to pay interest and principle until new capital has been raised. In addition, the Company has been notified of its default under certain settlement agreements.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

n/a

ITEM  5.  OTHER  INFORMATION.

n/a

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

The Company filed FORM 8-K on November 2, 2001 which, with exhibits, in included herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ACCESS HEALTH ALTERNATIVES, INC.
                                        --------------------------------
                                                 (registrant)



Date:   11/20/01                        /s/  Daniel  J.  Pavlik
                                        ----------------------------------------
                                                 (signature)*
                                        Daniel  J.  Pavlik,  President  &  CEO


Date:   11/20/01                        /s/  Steven  Miracle
                                        ----------------------------------------
                                                 (signature)*
                                        Steven Miracle, Chief Operating Officer


*Print the name and title of each signing officer under this signature.