Form 10KSB
period 2001-12-31
ACCESS HEALTH ALTERNATIVES INC
filed 2002-05-16
CIK 1084463

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending December 31, 2001


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

                                [X] Yes   [ ] No

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $186,211.

The aggregate market value of the common stock held by non-affiliates computed be reference to the average bid and asked price of such stock, as of March 23, 2001 is $95,000 based upon a per share price of $.01.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.

                                [ ] Yes   [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 15, 2002 11,730,617 shares of the Issuer's $.001 par value common stack were outstanding.

         Transitional Small Business Disclosure Format: [ ] Yes [ X ] No

                                     PART I

ITEM  1.  BUSINESS


GENERAL CORPORATE HISTORY

         The Company was incorporated on October 4, 1988 in Florida as B C Insurance Services, Inc., and changed its name to PLC Venture Corp. ("PLC") on May 18,1998. From its inception, PLC had no assets and did not engage in business. PLC,Access HealthMax, Inc., a then unaffiliated Florida corporation ("HealthMax"),and the holders of approximately 94% of the outstanding common stock ofHealthMax (the "HealthMax Principals") entered into a Share Exchange Agreement, dated September 2, 1998 (the "Agreement"), pursuant to which the HealthMax Principals on September 2, 1998 (the "Exchange Date") were issued 0.08 shares of common stock of PLC for each share of HealthMax' common stock owned by them (the "Exchange"). In accordance with the foregoing, the HealthMax Principals received an aggregate of 565,930 shares of common stock of PLC on the Exchange Date.

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

CHAPTER 11 FILING
-----------------

         The Company's efforts to ensure the long-term viability of Access Health were not successful. The Company's inability to secure the financing, resulted in its delay in developing its business plan and consolidating the network creating expenses that far exceeded revenues. These delays also caused HealthCare, AHA and the LLCs to loan significant monies to HealthMax to continue its production development, beta testing, manufacturing and sales. As a result of the Company's failure to obtain the necessary commitment regarding the funding activities and the negative cash flow shortages, the Company did not have the capital necessary to continue operations at previous levels and discontinued all development activities. Historically, The Company relied on HealthCare's positive cash flow to sustain the network's operations. Although, HealthCare continues to expand and maintain its positive cash flow from the clinics and provider contracts with its doctors, it is unable to provide the required funding to capitalize the entire network and maintain the network's operations. Without the additional capitalization and funding, the Company was unable to continue to operate and distribute its products and faced severe financial crisis requiring them to seek relief in bankruptcy. On November 21, 2001 the Registrant filed a Voluntary Petition for protection under Chapter 11 of the Bankruptcy Code. The Voluntary Petition was filed in the United States Bankruptcy Court of the Middle District of Florida Orlando Division, case numbers 01-11619-6B1, 01-11620-6B1, 01- 11621-6B1, 01-11622-6B1 and
01-11623-6B1. Accordingly, the decision to file a chapter 11 bankruptcy petition was made to preserve the going concern value of the Company'ss and their respective core operations, preserve the Company'ss' valuable assets and to spin off the subsidiaries so each may focus on its own business, revenue and expenses independent of the network.

GENERAL
-------

         The company has filed a Joint Plan of Reorganization which classifies the various Claims against the Company into: (a) Unclassified Administrative Expenses and allowed Priority Tax Claims under 11 U.S.C. ss.507 (b) a Class of Priority Non-Tax Claims (c) Class of Secured Claims (d) a Class of General Unsecured Claims; and (e) a Class of Claims of Equity Security Holder or the Members of the Limited Liability Companies.

         A Chapter 11 Plan may specify that certain classes of claims or interests are unimpaired by the reorganization effectuated by the Plan. A class is deemed unimpaired if, among other things, the plan does not alter the legal, equitable, or contractual rights of the members of such class, or the holders of claims are to be paid in full in cash with respect to the allowed amount of their claims upon the effective date of the plan (or thereafter with interest). Such classes are referred to as "unimpaired" and, because of such treatment, are deemed to accept the plan. Accordingly, under the Code it is not necessary to solicit votes from holders of "unimpaired" claims.

MEANS OF IMPLEMENTING THE JOINT PLAN
------------------------------------

         The Company's (also referred to as "AHA") intent was to create an network of companies whereby the Company would be the public investment company owning subsidiary entities involved in all facets of alternative medical care and treatment. The central focus of this business model was the creation and administration of the health care clinics through Access HealthCare, Inc. It was also intended that the network would provide the manufacturing and sale of nutriceuticals by Access HealthMax, Inc., with the assistance of three distribution entities: (i) HealthMax LLC; (ii) HealthMax LLC II; and (iii) HealthMax LLC III. Lastly, it was intended that the network would provide health plans to members of the network through Health Assurances.

         Although the business plan attracted investors, Access Health was unable to generate sufficient capital to fully and completely implement AHA's business plan and integrate the different services in its network in a cost-efficient manner. As a result of this failure, AHA, HealthMax, and the Limited Liability Companies have significant and valuable NOLs. Additionally, as a result of the manner in which these funds were raised, theCompanies have claims and causes of action against third parties which are owned by the creditors, equity security holders and Members of the LLCs.

           Now that AHA, HealthMax and the other companies have filed for bankruptcy, it is contemplated, if the Joint Plan is confirmed that as more fully discussed herein, parts of AHA's business plan will be implemented separately. Other parts of AHA's business plan will be abandoned.

           AHA recognizes that in order to preserve it most valuable assets, it must confirm a Chapter 11 Plan. To achieve its goals, the following will be undertaken pursuant to the Joint Plan:

         o AHA will sell its shares of stock and stock interest in HealthCare. AHA is presently pursuing this sale, subject to Court approval.

         o AHA will also sell its interest in HealthMax. AHA is presently investigating the sale of its stock interest in HealthMax for cash, stock or both; all for the benefit AHA creditors. AHA believes that HealthMax's net tax loss carry forward ("NOL"), has a value of approximately $2.6 million and can be sold. HealthMax also owns several nutriceutical formulas which are valuable. HealthMax will sell the nutriceutical formulas for cash for the benefit of HealthMax's creditors.

         o AHA will merge with a start-up company, International Paintball Manufacturing Corp. ("IPMC"), whereby IPMC's assets will be merged into AHA. On the Effective Date, AHA will change its name to IPMC. AHA will attempt to renegotiate and/or resurrect the agreement with Emdx/Continua. In the event AHA is unable to resurrect the agreement with Emdx/Continua, AHA will sell the Emdx/Continua stock and distribute any value, which AHA believes is de minimus at best, received from Emdx and/or Continua for the benefit of creditors.

         o HealthMax LLC, HealthMax LLC II and HealthMax LLC III will remain distribution companies affiliated with IPMC. However, on the Effective Date, HealthMax LLC will change its name to IPMC-Europe Inc. Similarly on the Effective Date, Health Max LLC II will change its name to IPMC-Mexico, Corp. Lastly, on the Effective Date HealthMax LLC III will change its name to IPMC-ASIA, Inc. Post-petition, HealthMax LLC, HealthMax LLC II and HealthMax LLC III shall distribute IPMC's paintball and paintball related products. All three LLC companies and their respective members have claims and causes of action against third parties regarding sale of the membership certificates and use of those funds. Each respective LLC will retain these claims and causes of action and will receive funding from IPMC to assist the creditors in pursuing these claims and causes of action. Additionally, the LLC's have estimated NOLs of approximately three million dollars. Each respective LLC will retain its NOL.

SALE OF ACCESS HEALTHCARE, INC. ("HEALTHCARE")
----------------------------------------------

         HealthCare is an alternative medical business providing complementary and alternative health care services through its HealthCare owned centers. HealthCare provides chiropractic, acupuncture services, massage therapy, nutritional health care; consulting services to managed care networks and manages other clinics. HealthCare's business consists of three separate and distinct departments or divisions: 1) the ownership and management of the clinics; 2) administrative services such as billing and collection services; and, 3) medical plans and/or provider contracts ("payor relationships").

         Presently, HealthCare owns four clinics in Central Florida and has over 125 affiliated doctors throughout Florida. HealthCare's principal source of revenue is the delivery of chiropractic services through its own and affiliated clinics, which is responsible for over 90% of the company's revenue. Secondly, HealthCare provides administrative services such as billing, and collection services to its own and its affiliated clinics. The expenses associated with providing these administrative expenses are significant reducing HealthCare's profitability and return for creditors. Moreover, HealthCare's financial condition has suffered in 2000 and 2001 because its positive cash flow was used to make significant unsecured loans to HealthMax to assist HealthMax's development of its business and products and to fund AHA and its network.

         Presently, AHA owns 15,550,000 shares of stock in HealthCare pursuant to the Share Exchange Agreement. The remainder of the stock is held by:

                  R. Cheeyholms                      25,000 shares of stock
                  Richardi                           37,500 shares of stock
                  Biotkamp/IRA                       25,000 shares of stock
                  Edith Doyle                        25,000 shares of stock
                  Lubinesky/IRA                      25,000 shares of stock
                  Kent Chapman                       25,000 shares of stock
                  Irving Klotz                       25,000 shares of stock

         AHA shall sell its stock interest in HealthCare to an individual unrelated to Access Health, for the highest and best price available for AHA and its Estate. AHA is presently exploring the sale of Health Care and expects to seek Court approval of the sale prior to confirmation.

IPMC'S MERGER WITH ACCESS HEALTH ALTERNATIVES
---------------------------------------------

         International Paintball Manufacturing Corp., ("IPMC") is a Florida corporation formerly known as Camjohn Ventures, Inc. Camjohn Ventures was formed by Joe Camillo on September 29, 1998. As incorporator, Mr. Camilo acted as the company's sole officer, director and registered agent. Initially, Camjohn Ventures did not operate nor did it have any business. In the Spring of 2001, Camjohn Ventures began its business operations in the paintball industry. In furtherance of its business plan, on April 29, 2001, Camjohn Ventures, Inc. changed its name to International Paintball Manufacturing Corporation. At that time, IPMC's shares of stock were owned by Ramsy Holding Inc. Mr. Camillo now owns a minority interest in Ramsy Holdings as discussed below. Mr. Camilo remains IPMC's Director and Registered Agent.

         Pursuant to the Joint Plan, IPMC will merge with AHA. Contemporaneous with the merger, IPMC will distribute equity in IPMC to Access Health and its creditors, equity security holders and members of the limited liability companies pursuant to Article V of the Joint Plan. Additionally, in order to meet growth in national and international demand, IPMC will become affiliated with the three Limited Liability Companies, maintain these entities as distribution companies and use the LLCs to distribute certain of its products. In the event that AHA is able to sell its stock interest in HealthMax and/or HealthCare, AHA will distribute these sums first to pay administrative claims, then to pay priority claims and then to AHA's unsecured creditors.

         IN THE EVENT THAT THE JOINT PLAN OF REORGANIZATION IS NOT APPROVED BY THE BANKRUPTCY COURT, IPMC WILL NOT MERGE WITH THE COMPANY. THERE IS NO ASSURANCE THAT THE PLAN WILL BE APPROVED.

         IPMC is located in St. Petersburg, Florida. IPMC is a start-up company with assets in excess of 3.5 million dollars and liabilities in the amount of approximately 983,162.00. IPMC's business plan is to manufacture and sell to wholesale distributors commercial grade paintballs for use in "Paint balling" extreme sports competition and recreational use nationally and internationally.

         As reflected in IPMC's balance sheet dated as of February 15, 2002, IPMC has net equity of approximately 2.6 million dollars. IPMC has invested 1.7 million into its leasehold premises and equipment and one million dollars in the plant build out. IPMC's shareholders have loaned IPMC approximately $580,000.00. IPMC completed a Private Placement and received an additional three million dollars as equity to fund operations.

Management expects to invest IPMC's net equity to expand its present manufacturing and distribution facilities, additional purchases of equipment and continued product development in order to become a fully operational manufacturing facility.

         As of April 16, 2002, IPMC became a fully operational and integrated company producing its paintball product. Initially, IPMC focused its efforts in testing its manufacturing facility and equipment and conducting a market analysis. During this phase of the operation, IPMC employed 12 people. IPMC will completed its manufacturing tests and has commenced manufacturing of paintball products with three (3) encapsulation machines. IPMC has increased its work force to approximately 40 employees. On March 12, 2002, IPMC completed the purchase of two (2) additional machines to manufacture paintball pellets. IPMC expects delivery of these two machines on or before April 30, 2002.

PAINTBALLING
------------

         IPMC believes that it has positioned itself to become a market leader in a growing sports industry. According to In Sports Data, Inc., the extreme sport of "paintball competition" has recently moved ahead of snow boarding as the fourth largest alternative sport in the United States. Their study concluded that as of 1999, more than 5,900,000 people played paintball at least one time a year and that 793,000 play at least 15 times per year. These figures have only increased in year 2000. The results of a recent industry survey of paintball field operators in the United States shows that the average player spends approximately $44.00 in fees for paintball supplies each time the player participates in an organized field event. The math indicates that those 5,900,000 people therefore spent approximately $259,600,000.00 in 1999 alone. This number does not account for approximately 800,000 people who played more than one time in 1999. Figures for year 2000 are not yet available, but are expected to easily surpass the data for 1999. As of January, 2001, the following industry data exists:

         o        Major Magazine 16 - approximate circulation 420,000 copies

         o        Paintball stores in the U.S. - approximately 1,160.

         o        Paintball fields in the U.S. - approximately 950.

         o Number of players worldwide - more than 11,600,000 competing teams in the U.S. - 5,500 teams

         o        Paintball products carried by K-Mart - 176 products.

         o        Number of paintball web sites, 1,827 sites.

         o        Countries where paintball is played - 104 countries.

         o        Number of paintball items listed on e-bay - 3,267 items.

         O        Number of series or league events in U.S. - 220

         o        Paint guns sold in the U.S. per month - Approximately 67,000

         o        Universities with paintball clubs/programs - 105

*Source:  Paintball 2Xtremes Magazine (January 2001).

         IPMC's business model is based on the assumption that paintball, as an extreme sport, is positioned to experience continued growth as the sport becomes available to a broader consumer group. Based on published industry data and management's knowledge of the industry, IPMC is assuming that total paintball expenditures, including paintball markers, paintballs, accessories, and playing field fees, was in excess of $400 million for 2000 and projects these expenditures to continue to increase in the future. Historically, primarily avid enthusiasts played paintball, generally with relatively expensive, high-end paintball markers, paintballs and other accessories. Enthusiasts typically obtained their equipment from a highly fragmented base of catalogue distributors and specialty retailers. Recently, an increasingly broader group of players, including corporate groups, youth leagues, church organizations, and others, have begun participating in paintball. These beginner and recreational players often purchase paintball markers, paintballs and other accessories at mass merchandise stores or sporting goods stores and play paintball several times per year. IPMC again is assuming that its strategy of providing a full range of paintball products at various price and performance levels will contribute significantly to: 1) the broadening of the industry's consumer base, 2) the increase in the overall number of paintball participants, and 3) the growing acceptance of the sport.

IPMC'S CURRENT OPERATIONS
-------------------------

         IPMC's focus has been and will remain the manufacturing of paintballs. Paintballs consist of a gelatin (non-toxic, environmentally safe form of collagen) shell, which encapsulates a water-soluble paint. The paintball contains glycerin (a non-toxic, environmentally safe substance which is used as a plasticizer in many materials), polyethylene glycol (a non-toxic, environmentally safe form of glycol) and Sorbitol(TM) (a non- toxic, environmentally safe product which is used to maintain moisture content), and, of course, water and colorants, all of which are also environmentally safe. These ingredients are mixed pursuant to a formula, which results in a consistently manufactured paintball, which meets the demanding specifications, provided to IPMC by its customers.

         IPMC leases a 36,000 sq. ft. manufacturing facility with an option to purchase at the end of the first five (5) year period. The facility is located at 11800 28th St. North, Pinellas Park (St. Petersburg) Florida, 33716. IPMC is the assignee of the lease executed on March 23, 2001 between Western Hemisphere Sales, Inc. and Nutriceutical Clinical Laboratories, International, Inc. IPMC has no affiliation with either of these two entities. The lease agreement is for an initial term of (5) years beginning on May 1, 2001 with an option to renew the lease for an additional five (5) years. The assignment to IPMC was executed on April 26, 2001. IPMC's assignment period began on May 19, 2001. IPMC, its officers, directors and shareholders have no relationships to the landlord. IPMC has an option and purchase the building for $1,600,000.00.

         IPMC's facility has been designed to maximize production and material handling routes, which enable departments to work more efficiently at critical points in production. IPMC took possession of the St. Petersburg facility in May 2001, and immediately commenced a custom-design build-out of the premises. IPMC has invested 2.7 million in this facility, property, equipment and start-up costs. In December, 2001 and January 2002, IPMC began testing its equipment for manufacture and delivery of paintball products. At that time, IPMC had twelve
(12) employees. Pursuant to this Plan, creditors, equity security holders and LLC members will become shareholders of IPMC and thereby benefit from this investment.

         IPMC initially purchased three (3) encapsulation machines which IPMC expects to operate twenty-two (22) hours a day seven (7) days a week. These three (3) machines can produce approximately 580 cases of paintballs per day or approximately 406 million balls per year. IPMC expects to add two (2) additional encapsulation machines by April 30, 2002 which will increase production to 40,000 cases of paintballs per month. IPMC plans, at this existing facility, to eventually expand to a total of ten (10) encapsulation machines, which can produce approximately 88,000 cases a month.

         IPMC expects to manufacture the paintballs and sell the paintballs to GPI with payment terms of 15 to 30 days at an agreed price of approximately $21.40 per case. GPI has agreed to purchase IPMC's paintballs at the rate of approximately $21.40 and has agreed to remit payment to IPMC directly within the 15 to 30 day payment terms irrelevant of when GPI receives payment from Worr Game Distributing, Inc. GPI will in turn sell the paintballs to Worr Game Distributing on 30 to 60 days terms.

         IPMC believes that first three machines will produce approximately 20,000 paintball cases per month. Assuming IPMC can sell these cases at $21.40 per case to GPI pursuant to its agreement with GPI, these 20,000 cases are expected to generate $450,000.00 in revenues and $20,000.00 in net income per month. IPMC believes that the two additional machines, delivered in 30 days, will increase production to approximately 38,000 paintball cases per month. Assuming these cases are also sold for the agreed upon price of $21.40 to GPI, these five machines will generate approximately $820,000.00 a month in sales and yield approximately $185,000.00 in net income per month. Lastly, assuming the ten (10) machines are acquired and generate 88,000 cases a month and are sold to GPI for $21.40 per case then these sales are expected to generate $1,880,000.00 in revenue per month and yield approximately $550,000.00 in net income per month. Pursuant to IPMC's proforma and assuming IPMC is able to obtain the ten machines and operate at full capacity producing 88,000 cases to be sold to GPI at $21.40, IPMC believes it will generate $22,000,000.00 in sales within the first twelve month period its operates with ten machines, and will have net profits of approximately $6.6 million dollars. Pursuant to this Plan, Creditors, Equity Security Holders and LLC Members will benefit from IPMC's profitability and expected growth.

IPMC'S U.S. DISTRIBUTION AND RELATIONSHIP WITH GPI MARKETING, INC.
------------------------------------------------------------------

         For over fifteen (15) years, Bud Orr has been a pioneer regarding paintball related products and has almost single handedly been the founder of the entire extreme sport of competitive paintball competition. Budd Orr owns a California company, Worr Games Products, Inc., which has been the industry leader and innovator in the design and manufacturing of competitive paintball markers and related apparel and accessories. Although Budd Orr's company manufactures the markers and the accessories for the paintball industry, Worr Games Products Inc., has not, and does not, manufacture or produce its own paintballs. Worr Game Products, Inc. is not affiliated with IPMC's.

         In order to diversify and expand its operations, Budd Orr created Worr Game Distributing, Inc., a Florida corporation, incorporated by Joseph Camillo, for the purchase and distribution of paintballs. GPI Marketing, Inc. ("GPI") entered into a ten (10) year exclusive output contract with Worr Game Distributing, Inc. Pursuant to this agreement, GPI agreed to manufacture and sell to Worr Game Distributing, Inc. multiple grades of paintballs to Bud Orr's specifications and package them for distribution under the proprietary name "Worr Paint PaintballsTM". However, GPI did not and does not manufacture paintballs. Accordingly, GPI initially contracted with third party companies to manufacture and produce the paintballs on GPI's behalf. These attempts were unsuccessful.

         GPI is a Florida corporation owned by Ramsy Holdings, Inc. Ramsy Holdings, Inc. is also the majority shareholder of IPMC. Pamela Wilkinson Cohen is Ramsy Holdings' majority shareholder. GPI's present officers and directors are Pamela Wilkinson Cohen and Doug Ward. Ms. Cohen and Mr. Ward shall remain officers and directors of GPI post- confirmation.

         Ramsy Holdings, Inc., GPI's sole shareholder, determined that it could create a separate and independent manufacturing company that could supply GPI with the paintballs to GPI's specifications in a more cost efficient and cost effective manner and would meet GPI's quality standards. Accordingly, Ramsy Holdings Inc. created and organized IPMC to manufacture and produce the paintballs to comply with GPI's contract with Worr Game Distributing Inc.

         GPI and IPMC have entered into an oral agreement whereby IPMC will manufacture four grades of paintballs pursuant to Bud Orr's specifications. Three grades will be sold under the "Worr Paint(TM)" series distributed by WGP and the fourth will be packaged and marketed under the trade name "Brand x Balls(TM)". Presently, it is estimated that IPMC's cost of producing a case of paintballs is approximately $14.00. IPMC and GPI have agreed that IPMC will sell the paintballs IPMC manufactures to GPI at the agreed price of $21.40 per case. In the event that Worr Game Distributing, Inc. exercises a first right of refusal on any of the paintballs, GPI will have the option, in its sole and absolute discretion, to distribute the paintballs to any third party. Presently, IPMC, GPI and Worr Game Distributing, Inc. are preparing the necessary written documents to complete this agreement.

         Pursuant to these agreement IPMC will manufacture the paintballs and sell the paintballs to GPI with payment terms of 15 to 30 days. GPI. GPI has agreed to remit payment to IPMC directly within the 15 to thirty day payment terms irrelevant of when GPI receives payment from Worr Game Distributing, Inc.

         GPI, in turn, will sell the paintballs purchased from IPMC to Worr Game Distributing, Inc. On payment of terms of sixty (60) days. In effect, GPI is will provide a credit facility to IPMC since GPI will remit payment for the paintballs purchased from IPMC on thirty (30) day terms while GPI will not receive payment for the paintballs from Worr Game Distributing for sixty (60) days.

GROWTH AND EXPANSION
--------------------

         IPMC expects that by approximately June 1, 2002, it will acquire an additional seven (7) machines. IPMC expects that by late 2002, it shall have received all ten (10) machines and will be operating all ten machines at full production. These ten (10) machines will be the maximum capacity for the St. Petersburg plant. Once fully operational, IPMC's St. Petersburg Plant will generate annual revenues in excess of $23 million dollars and earnings or profits in excess of three million dollars.

         Throughout 2002, IPMC will continue evaluating the market for paintballs, both in North America and internationally to locate additional markets for the products. IPMC believes and assumes that opportunities continue to exist for increased market penetration into mass merchandisers and speciality stores, nationally. IPMC believes, that in addition to the paintballs it manufactures for Budd Orr and Worr Game Distributing Inc., IPMC can manufacture and distribute its own proprietary blend of paintballs.

         Presently, the demand for paintball and paintball related products has principally been in the United States. IPMC expects that in 2002 international demand for the product will increase requiring IPMC to increase its production and initiate the distribution of paintball and paintball related products internationally, in Mexico, Asia and Europe.

         Specifically, through IPMC's research, market analysis, news reports, IPMC is of the opinion that the sport of paintball is a rapidly expanding extreme sport in Europe, Asia and Central and South America. Specifically, paintball in Europe has grown at a rate of 12-15% per year for the last five years ending in 2000. The largest area of growth has been in the United Kingdom. Nonetheless, all of Europe participates in the local and world tournaments, the largest of which is the Millennium Series. There are numerous paintball fields that continue to open in Europe, Mexico, Canada and Asia. Additionally, the number of tournaments occurring internationally continues to rise along with the numbers of participants in these tournaments. IPMC's research and data confirms that the international markets remain a strong target market for IPMC's products. Most importantly, IPMC recognizes that IPMC's business plan must account for the increasing international demand for paintballs and paintball related products including markers, apparel and accessories. Thus, in order for IPMC to continue its growth, IPMC will need to meet international demand for paintball and paintball related products. In order for IPMC to meet the international demand on a cost-efficient, effective and timely matter, IPMC will need a sophisticated, distribution network of companies to distribute the product internationally.

         Additionally, depending upon the increase in demand, both nationally and internationally, IPMC will choose one or more options as it strives to build its revenues to in excess of $100 million. The first option would entail building a similar size plant in either North America or overseas. Since there was a substantial learning curve involved in completing the St. Petersburg plant, IPMC believes it could build another facility at a substantially reduced price thereby significantly increasing future earnings as a percentage of revenue.

         The second option would involve acquiring or merging with other paintball manufacturers, the majority of which are private companies either nationally or internationally. This course of action would only be available if IPMC was able to ensure that the acquired property met its standards for manufacturing the product, which the Company has already established and is implementing while completing the build out of the St. Petersburg facility.

IPMC OWNERSHIP AND MANAGEMENT
-----------------------------

                  1) IPMC. IPMC currently has eighteen (18) shareholders. The two (2) founding principal shareholders are:

                  a) Myrtle Hein Trustee of the Myrtle Hein Declaration of Trust Dated 10/10/92 owning 3,335,000 shares; and 1 million as equity.

                  b) RAMSY Holding Corp. owning 10,000,000 shares. (the "founders"). Ramsy Holding Corp. is owned by Pamela Wilkinson Cohen. RAMSY Holdings' officers and directors are Pamela Wilkinson Cohen, Michael O'Derrick and Joseph Camillo. Ramsy Holding Corp is also the sole shareholder of GPI.

         IPMC's founders control approximately ninety-eight point seven percent (98.7%) of the common stock outstanding (13,678,250), and the remaining shareholders have 188,250 shares of preferred stock, which will be converted to common stock in the near future. Kerry P. Michael and Kennedy J/Y owning 155,000 shares. Collectively, the founders have invested approximately $4.0 million in equity capital to date, while the remaining shareholders have contributed approximately $350,000.00 in equity.

         Pursuant to the Joint Plan, IPMC's prepetition shareholders shall receive one share of common stock in the Reorganized AHA for each share of stock of IPMC held prepetition. See Section III. G.

         IPMC's Officers and Directors consist of the following individuals who shall remain as officers and/or directors under the Joint Plan:

         1) JOSEPH CAMILLO (Director): Mr. Camillo, age 54, is presently IPMC's Director and registered agent. Mr. Camillo has spent approximately 20 years in the brokerage profession. Since 1996, Mr. Camillo has principally been involved as a consultant to public and private companies. Mr. Camillo currently serves on the Board of Directors of several public and private companies. Mr. Camillo originally incorporated IPMC and served at its President. Mr. Camillo shall remain IPMC's Director and registered agent, post- confirmation. Mr. Camillo does not own any equity interest in IPMC other than through Ramsy Holding. Mr. Camillo is a minority shareholder and its Secretary and Director. Mr. Camillo has incorporated numerous Florida companies and often acts as the incorporated entities' registered agent. In this case, Mr. Camillo has incorporated PMG, GPI, Ramsy Holding Corp., IPMC and Worr Game Distributing, Inc. and acts as these entities registered agent. Mr. Camilo will not receive a salary as a Director of IPMC.

         2) ROBERT E. SALVESON , (President and Director): Mr. Salveson is a graduate of the University of Florida with a Bachelor's degree majoring in accounting. He has 15 years public accounting experience, specializing in financial consulting, taxation, mergers and acquisitions. He managed the largest CPA firm office in the State of Florida for 4 years, 65 total staff of accountants and support staff. He has worked in private industry as a General Manager and CFO in the citrus and real estate industries. He has worked as controller for a $65 million building material manufacturer and an electronic component manufacturer. He has done extensive consulting for emerging growth companies on Business Plans and Proforma Statements for the purposes of raising capital. Mr. Salveson shall receive a salary of $95,000.00 as a Director of IPMC.

         4) PAMELA WILKINSON COHEN (Director): Pamela Wilkinson Cohen shall be the Director of IPMC. Ms. Cohen is presently sole shareholder of Ramsy Holdings and GPI. Also, Pamela Wilkinson Cohen is also the sole shareholder of PMG, the Company's largest unsecured creditor. Ms. Wilkinson Cohen will not receive a salary from IPMC for serving as a Director of IPMC.

REORGANIZATION OF HEALTHMAX LLC; HEALTHMAX LLC II; AND HEALTHMAX LLC III
------------------------------------------------------------------------

         Although paintball's growth in the United States continues to rise, IPMC recognizes that the next significant market for growth and expansion will be internationally in Europe, Asia/Pacific and Central and South America and Mexico. Responding to this international growth and demand will require IPMC to develop maintain a sophisticated, integrated distribution network that can respond to both national as well as international demand for its product in an efficient, cost-effective manner. IPMC believes that in order to achieve long term growth and profitability, IPMC will need to distribute its products internationally through an affiliated sophisticated distribution chain. Thus, Post-Confirmation, HealthMax LLC, HealthMax LLC II and HealthMax LLC III will remain distribution companies within their respective territories operated and managed by Progressive Media Holdings Group, Inc. ("PMHG") and distribute IPMC's products internationally. Progressive Media Holdings Group, Inc, is not affiliated with, operated by or owned by Progressive Media Group. Additionally, PMHG and PMG have separate and distinct officers and directors.

         Additionally, PMHG is presently securing an agreement with third party paintball manufacturers in Europe and Asia to distribute these manufacturer's paintball products. PMHG is an entity who sole shareholder is Shiela O'Derrick. Michael O'Derrick and Sheila O'Derrick are the only officers and directors of PMHG. Michael O'Derrick was originally affiliated with IPMC during IPMC's inception to assist IPMC's organization and start up manufacturing. However, Mr. O'Derrick has since departed IPMC to exclusively focus on international marketing and distribution of paintball products and is no longer affiliated or associated with IPMC. Michael O'Derrick shall also be the officer and director of IPMC- Europe.

         PMHG will retain the three LLC companies as distribution companies primarily for international distribution of paintball products and secondarily to distribute any excess paintball related products from GPI which Worr Game Distributing, Inc. refuses. Through this Joint Plan, the Reorganized LLCs will be able to retain and use their tax losses for the benefit of creditors, will meet the investors expectations of investing in a distribution company and retain the LLC's members claims and causes of action.

         Absent reorganization, the LLC's tax losses would be eliminated without any benefit to the LLC members. By reorganizing the LLCs versus liquidating them, PMHG is carrying out the original plan for these entities. The LLC's members invested in a distribution company and the Joint Plan retains them as a distribution companies complying with the LLC's members' intent and expectation. In the event, that a market is created for the transfer of these shares, the LLC members would be provided with an opportunity to sell their shares to other parties for value which opportunity would not be available in a liquidation.

         Post-confirmation, HealthMax LLC, HealthMax LLC II and HealthMax LLC III, will distribute IPMC's entire product line of paintball and paintball related products, other than Worr Game Products, Inc.'s product line. IPMC-EUROPE, IPMC-ASIA and IPMC-MEXICO shall exclusively market and distribute IPMC's paintballs known as Thunder, Lightning and Tornado nationally and internationally. IPMC-EUROPE, IPMC-ASIA and IPMC-MEXICO may also distribute Worr Products, Inc. Products nationally and internationally, which GPI Marketing exercise its right of first refusal. Lastly, HealthMax LLC, HealthMax LLC II and HealthMax LLC III will exclusively market and distribute all nutriceuticals manufactured by IPMC. HealthMax LLC, HealthMax LLC II and HealthMax LLC III will then seek to expand its client base to include the distribution of other manufacturer's paintball and paintball related products.

         HealthMax LLC, HealthMax LLC II and HealthMax LLC III shall be maintained as distinct and separate companies to allow each LLC to pursue its individual pre-petition claims and causes of action, both bankruptcy and non-bankruptcy for the benefit of each respective LLC's unsecured creditors; to allow each company post-petition to create and focus its business strategy and market its product to its specific target market's needs, desires and demands and to reduce distribution and transportation costs.

POST-PETITION HEALTHMAX LLC WILL BE KNOWN AS IPMC-EUROPE, CORP.
---------------------------------------------------------------

         On the Effective Date, HealthMax LLC shall be also be known as IPMC-EUROPE, Corp. ("IPMC-EUROPE"), and be converted to a C Corp. IPMC-EUROPE shall be initially capitalized with $10,000.00 received from PMHG and will be recapitalized by PMHG, if necessary, up to $50,000.00. On the Effective Date, PMHG shall appoint Mr O'Derrick who shall serve initially as the sole officer and director. The Company believe that $10,000.00 is sufficient capitalization for IPMC-EUROPE because all international sales of paintballs are paid on a C.O.D. basis or paid on the date of sale or prior to delivery. IPMC-EUROPE does not offer extended payment terms on any international sales of paintballs. Thus, any risk of non-payment is minimal if not vitiated.

         Initially, IPMC-EUROPE shall distribute paintball and paintball related products manufactured by IPMC nationally, other than Worr Game Products, Inc.'s product line, in the territory stretching from Florida and the Atlantic Ocean to the Mississippi River and internationally in Canada and Europe. IPMC shall enter into a contract with IPMC- EUROPE for the distribution of paintballs and paintball related products in IPMC- EUROPE's exclusive territory which will provide a profit for IPMC-EUROPE. IPMC will manufacture, package and arrange for shipping from its loading dock in St. Petersburg to IPMC-EUROPE's facility. IPMC-EUROPE has not identified its facility yet, but, within six months of the Effective Date, will have identified and arranged for a warehouse facility to receive inventory of the manufactured product. IPMC-EUROPE will then deliver the products and invoice its customers for such sales. IPMC-EUROPE will then increase its distribution by negotiating with other paintball gun manufacturers for its own series of markers and the possibility of paintball products for such manufacturers. IPMC-EUROPE intends to maximize its value for shareholders, insure demand of its products and obtain profitability.

         IPMC-EUROPE's distribution center will market to local and regional fields and stores. Marketing will include direct mail flyers, magazine ads, team sponsorships, publicity press kits, tournaments and facts broadcasting specifically tailored to its target market. IPMC-EUROPE's online e-commerce goal includes a web site that will promote marketing online allowing IPMC-EUROPE's customers to conduct business transactions with IPMC-EUROPE electronically. In addition, the site will offer education and information about paintball products and promote regional and local paintball events. Management of IPMC-EUROPE intends to eventually partner with other exclusive distributors. IPMC- EUROPE's post petition financial performance is contingent upon international growth meeting expectations, and demand for IPMC's product and paintball related products. Based upon projected demands and future sales, attached as are IPMC-EUROPE's projected proforma. This proforma is contingent on IPMC-Europe's projections being materialized. IPMC-EUROPE will also seek to acquire other assets and/or existing business operations and/or merger with existing third party companies.

         Michael O'Derrick shall manage IPMC-EUROPE. Mr. O'Derrick is sixty (60) years old. He has spent thirty years in investment banking, merchant banking and has held directorships of several publicly traded companies. Mr. O'Derrick brings senior level management specializing in financial services whose dealings in the financial sector has involved several billion dollars in transaction in the United States and Europe. Previously,

Mr. O'Derrick was instrumental in developing financial products and services for the equipment leasing industry, the air filtration industry, real estate industry and the direct participation investment industry. Additionally, Mr O'Derrick has been involved in numerous acquisitions and mergers resulting in value added corporate results. Mr. O'Derrick has conducted several IPO's and secondary issues that have resulted in the launching of various new national and international product markets.

         IPMC-EUROPE shall maintain all individual claims and causes of action, both bankruptcy and non-bankruptcy, on behalf of Access HealthMax LLC and will pursue these claims and causes of action for the benefit of HealthMax LLC's creditors.

         The Company believes that HealthMax LCC I owns significant tax losses in excess of one million dollars representing its member investments. This tax loss a valuable asset of HealthMax LLC I post-confirmation. Thus, these tax losses will remain an asset of HealthMax LLC/IPMC-EUROPE, subject to confirmation.

POST-PETITION HEALTHMAX LLC II WILL BE KNOWN AS IPMC-MEXICO CORP.
-----------------------------------------------------------------

         On the Effective Date, HealthMax, LLC II will also be known as IPMC-MEXICO, Corp., ("IPMC-MEXICO") and be converted to a C Corp. IPMC-MEXICO shall be initially capitalized with $10,000.00 received from PMHG and will be recapitalized by PMHG, if necessary, up to $50,000.00. On the Effective Date, PMHG shall appoint Joan Salveson who shall serve initially as the sole officer and director. Management believes that $10,000.00 is sufficient capitalization for IPMC-MEXICO because all international sales of paintballs are paid on a C.O.D. basis or paid on the date of sale or prior to delivery. IPMC- MEXICO does not offer extended payment terms on any international sales of paintballs. Thus, any risk of non-payment is minimal if not eliminated.

         IPMC-MEXICO shall distribute paintball products manufactured by IPMC, other than Worr Game Products, Inc., nationally, in the Midwest and Texas and internationally, in Mexico, Central America and South America. IPMC shall enter into a contract with IPMC- MEXICO for the distribution of paintballs and paintball related products in IPMC-MEXICO's exclusive territory based upon the specific needs and demands of IPMC-MEXICO's territory. IPMC will manufacture, package and arrange for shipping from its loading dock in St. Petersburg to IPMC-MEXICO's facility. IPMC-MEXICO has not identified its facility yet but within six months of the Effective Date, will have identified and arranged for a warehouse facility to receive inventory of the manufactured product. IPMC-MEXICO will then deliver its product and invoice its customers for such sales. IPMC-MEXICO will then increase its distribution by negotiating with other paintball gun manufacturers for its own series of markers and the possibility of paintball products for such manufacturers. IPMC- MEXICO intends to maximize its value for shareholders, insure demand of its products and obtain profitability.

         IPMC-MEXICO's distribution center will market to local and regional fields and stores. Marketing will include direct mail flyers, magazine ads, team sponsorships, publicity press kits, tournaments and facts broadcasting specifically tailored to its target market. IPMC-MEXICO's online e-commerce goal includes a web site that will promote marketing online allowing IPMC-MEXICO's customers to conduct business transactions with IPMC-MEXICO electronically. In addition, the site will offer education and information about paintball products and promote regional and local paintball events. Management of IPMC-MEXICO intends to eventually partner with other exclusive distributors. distributors. IPMC-EUROPE's post petition financial performance is contingent upon international growth meeting expectations, and demand for IPMC'S product and paintball related products. Based upon projected demands and future sales, attached as are IPMC- MEXICO's projected proforma. This proforma is contingent upon IPMC-Mexico projections becoming materialized. IPMC-MEXICO will also seek to acquire other assets and/or existing business operations and/or merge with existing third party companies.

         Ms. Salveson shall manage IPMC-MEXICO. Ms. Salveson brings over twenty-five years of experience in diverse public and private accounting. She has been the Controller of several manufacturing companies as well as serving as the Construction Auditor at a manufacturing and construction firm in Apopka, FL. She is currently instrumental in all aspects of IPMC's business such as operations, sales, marketing, and distribution of products manufactured by IPMC and will brings this expertise to IPMC-MEXICO. Additional employees will be hired as IPMC-MEXICO develops and expands it operations.

         IPMC-MEXICO shall maintain all individual claims and causes of action, both bankruptcy and non-bankruptcy, on behalf of Access HealthMax LLC II and will pursue these claims and causes of action for the benefit of HealthMax LLC Creditors, Equity Security Holders and/or Members of the Limited Liability Companies. The Company believes that HealthMax LLC II owns significant tax losses of approximately one million dollars representing member's interest in HealthMax LLC II. This tax loss is a valuable asset of HealthMax LLC II. Thus, these tax losses will remain an asset of HealthMax LLC/IPMC-MEXICO, subject to confirmation.

POST-PETITION HEALTHMAX LLC III WILL BE KNOWN AS IPMC-ASIA CORP.
----------------------------------------------------------------

         On the Effective Date, HealthMax LLC III will also be known as IPMC-ASIA, Corp., ("IPMC-ASIA") and be converted to a C Corp. IPMC-ASIA shall be initially capitalized with $10,000.00 received from PMHG and will be recapitalized by PMHG, if necessary, up to $50,000.00. On the Effective Date, PMHG shall appoint Joseph Camillo who shall serve initially as the sole officer and director. The Company believes that $10,000.00 is sufficient capitalization for IPMC-ASIA because all international sales of paintballs are paid on a C.O.D. basis or paid on the date of sale or prior to delivery. IPMC-ASIA does not offer extended payment terms on any international sales of paintballs. Thus, any risk of non-payment is minimal if not vitiated.

         IPMC-ASIA shall distribute paintball products manufactured by IPMC, other than Worr Game Products, Inc, nationally, in California, Arizona, Washington, and New Mexico and internationally in Asia. IPMC shall enter into a contract with IPMC-ASIA for the distribution of paintballs and paintball related products specifically tailored to the needs and demands of IPMC-ASIA's target market. This contract will provide a profit for IPMC-ASIA.

IPMC will manufacture, package and arrange for shipping from its loading dock in St. Petersburg to IPMC-ASIA's facility. IPMC-ASIA has not identified its facility yet, but, within six months of the Effective Date, will have identified and arranged for a warehouse facility to receive inventory of the manufactured product. IPMC-ASIA will then deliver its product and invoice its customers for such sales. IPMC-ASIA will then increase its distribution by negotiating with other paintball gun manufacturers for its own series of markers and the possibility of paintball products for such manufacturers. IPMC-ASIA intends to maximize its value for shareholders, insure demand of its products and obtain profitability.

         IPMC-ASIA's distribution center will market to local and regional fields and stores. Marketing will include direct mail flyers, magazine ads, team sponsorships, publicity press kits, tournaments and facts broadcasting specifically tailored to its target market. IPMC- ASIA's online e-commerce goal includes a web site that will promote marketing online allowing IPMC-ASIA's customers to conduct business transactions with IPMC-ASIA electronically. In addition, the site will offer education and information about paintball products and promote regional and local paintball events. Management of IPMC-ASIA intends to eventually partner with other exclusive distributors. IPMC-ASIA's post petition financial performance is contingent upon international growth meeting expectations, and demand for IPMC'S product and paintball related products. Based upon projected demands and future sales, attached as are IPMC-ASIA's projected proforma. This proforma is contingent upon IPMC-ASIA projections materializing. IPMC-ASIA will also seek to acquire other assets and/or existing business operations and/or merge with existing third party companies.

         Joseph Camillo shall manage IPMC-ASIA. Mr. Camillo has over twenty years experience in the brokerage profession. He has been involved as a consultant to public ad private companies. He is currently instrumental in all aspects of IPMC's build out and development and will bring this expertise to IPMC-ASIA. Additional employees will be hired as IPMC-ASIA develops and expands it operations. IPMC-ASIA shall maintain all individual claims and causes of action, both bankruptcy and non-bankruptcy, on behalf of Access HealthMax LLC III and will pursue these claims and causes of action for the benefit of HealthMax LLC III Creditors, Equity Security Holders and/or Members of the Limited Liability Companies. The Company believes that HealthMax LLC III owns significant tax losses in excess of $950,000.00 representing the members' interest in HealthMax LLC III. This tax loss is a valuable asset of HealthMax LLC III. Thus, these tax losses will remain an asset of HealthMax LLC/IPMC-ASIA, subject to confirmation.

SALE OF HEALTHMAX
-----------------

         Pre-Petition, HealthMax was engaged in the business of manufacturing nutriceuticals and distributing these products through HealthMax LLC, HealthMax LLC II and HealthMax LLC III. HealthMax incurred and expended significant amounts of monies in the development and testing of its proprietary formulas. AHA was unable to integrate its network, expand its clinics and market HealthMax's products. In addition, in excess of six (6) million was invested in HealthMax's manufacturing of the product, product development and beta testing. However, sales of HealthMax's products was limited.

Thus, the expense of operating and maintaining HealthMax and the manufacturing of the products far exceeded HealthMax and the network's revenue. Accordingly, the decision to file a chapter 11 bankruptcy petition was made.

         The Company's propose pursuant to the Joint Plan, that AHA will sell HealthMax for the benefit of AHA's and HealthMax's creditors. The Company believes that HealthMax has tax losses in excess of two million six hundred thousand dollars which is a valuable asset. Additionally, HealthMax presently owns the nutriceutical formulas and its stock. HealthMax will seek to sell these assets for the benefit of creditors, equity security holders and members of the limited liability companies. Specifically, AHA will seek to sell its stock in HealthMax for cash, stock and/or both for the benefit of AHA's creditors. HealthMax will sell the nutriceutical formulas for cash which sums shall be distributed to HealthMax's creditors pursuant to this Plan and the Bankruptcy Code. HealthMax is presently negotiating with two distinct entities unrelated to Access Health, IPMC, PMG, GPI, Worr

         Game Distributing, Inc., and/or any of these entities officers, directors and/or shareholders. HealthMax reserves the right to amend its Amended Plan and this Amended Disclosure Statement to provide for such sales, subject to Court approval.

ITEM 2. DESCRIPTION OF PROPERTY.

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

ITEM 3. LEGAL PROCEEDINGS.

         On November 21, 2001, the Company filed for protection under Chapter 11 of the United States Bankruptcy Court. In the United State Bankruptcy Court of the Middle District of Florida, Orlando Division, Case Numbers 01-11619-6B1, 01-11620-6B1, 01-11621-6B1, 01-11622-6B1 and 01-11623-6B1. Prior to filing bankruptcy, there were numerous judgements against the Company. However, all of these judgements are being settled within the bankruptcy proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders during the period.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

         Bid and ask quotations for the Company's Common Stock, $.001 par value, are posted on the over-the-counter bulletin board of the National Association of Securities Dealers, Inc ("OTCBB").

         The following table sets forth the range of high and low bid prices for the Company's Common Stock on a quarterly basis for the year 2001, as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions).


                                  COMMON STOCK

--------------------------------------------------------------------------------


                                                High Bid           Low Bid
                                               -----------       -----------

  Quarter ended March 31, 2001                    $ .85             $ .10

  Quarter ended June 30, 2001                     $ .03             $ .02

  Quarter ended September 30, 2001                $ .025            $ .015

  Quarter ended December 31, 2001                 $ .015            $ .01


--------------------------------------------------------------------------------


HOLDERS

         As of May 15, 2002, the approximate number of record holders of the Company's common stock was 134 including brokerage firms and/or clearing firms holding the stock for their clientele.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

         As a result of the Company filing Chapter 11 Bankruptcy, the Company incorporates by reference, its' previous disclosure in the Business Section of its' Form 10-KSB. The Company does not believe that further disclosure in this section would be appropriate.

ITEM 7. FINANCIAL STATEMENTS

         See Index to Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As a result of the Company filing for bankruptcy protection under Chapter 11, the Company retained a new accounting firm, James Scheifley & Associates. There are no changes or disagreements with the accounts regarding accounting and financial disclosure.

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

                                     ANNUAL COMPENSATION
==================================================================================================

                                                                Annual Totals

Name and                                             Salary          Bonus           Compensation
Principal Position                  Year              ($)             ($)                 ($)
--------------------------------------------------------------------------------------------------
Daniel  J.  Pavlik,  CEO            2001                 -0-           --                    -0-
                                    2000             175,000           --                175,000
                                    1999             175,000           --                175,000

Steven  Miracle,  COO               2001
                                    2000             125,000           --                125,000
                                    1999             125,000           --                125,000
==================================================================================================

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

         In Fiscal 2001, Dr. Pavlik and Mr. Miracle did no receive their respective salaries, but instead accrued them. Upon confirmation of the Company's Plan of Reorganization, Dr. Pavlik and Mr. Miracle this accrual will no longer be a liability of the Company and will be disallowed and they will no longer be employed by the Company and will receive no further salary.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN 5% BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     As of May 15, 2002`, the Company had issued and outstanding 9,860,617 shares of its Common Stock.

NAME AND ADDRESS                       # OF SHARES(1)              % OF TOTAL
------------------------            --------------------         ---------------
The  Daniel  J. Pavlik                   2,404,156                     24.38
Revocable Trust(2)
1602  Patton  Avenue
Apopka,  FL  32703

Steven  Miracle                            850,000                      8.62
3000  Old  Alabama,
Suite  119250
Alpharetta,  Georgia  30022

Pines International (3)                    920,000                      9.33
6900 E. Camelback Road
Suite #912
Scottsdale, Arizona 85251

Luigi Brun (3)                             660,000                      6.69
71 Sir James Court
Arva, Ontario, Canada N0M1C0

Donald D. Metchick                         597,969                      6.06
105 Wisteria Drive
Longwood, Florida 32792

(b) SECURITY OWNERSHIP OF MANAGEMENT.

         As of May 15, 2002, the Company had issued and outstanding 9,860,617 shares of its Common Stock. The following table sets forth, as of May 15, 2002, certain information regarding beneficial ownership of the Common Stock by members of Management.

NAME AND ADDRESS                         # OF SHARES                 % OF TOTAL
------------------------            --------------------         ---------------
The  Daniel  J. Pavlik                   2,404,156                     24.32
Revocable Trust(2)
1602  Patton  Avenue
Apopka,  FL  32703

Steven  Miracle                            850,000                      8.62
3000  Old  Alabama
Suite  119250
Alpharetta,  Georgia  30022

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

(3) The Company has notified Pines International and Mr. Luigi Brun that each has breached certain agreements pursuant to which each acquired shares indicated and has demanded the return of the shares and recession of the agreements.

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

                 ACCESS  HEALTH  ALTERNATIVES,  INC.


                 By:  /s/  Daniel  J.  Pavlik
                    -----------------------------------------
                    Daniel J. Pavlik, Chairman of the  Board,
                    Chief  Executive  Officer  and  President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in there positions and capacities as officers and Directors and on the date indicated.

                  By:  /s/Daniel J. Pavlik                        May 15, 2002
                     -----------------------------------------
                     Daniel J. Pavlik, Chairman of the Board,
                     Chief Executive Officer and President

                  By:  /s/Steven Miracle                          May 15, 2002
                     -----------------------------------------
                     Steven  Miracle, Chief Operating Officer,
                     Director (Principal Financial Officer)

                         INDEX TO FINANCIAL STATEMENTS

                          Independent Auditors' Report

To the Board of Directors of
     Access Health Alternatives, Inc.:


We have audited the accompanying consolidated balance sheet of Access Health Alternatives, Inc. (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2000 were examined by other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Health Alternatives, Inc. at December 31, 2001 and the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital and working capital deficiency, which raises substantial doubt about their ability to continue as a going concern. Management's plans regarding those matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

James E. Scheifley & Associates, P.C.
May 1, 2002
Dillon, Colorado

                        ACCESS HEALTH ALTERNATIVES, INC.
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                    December 31,
                                                                        2001
                                                                    -----------
Current assets:
  Cash                                                              $        24
                                                                    -----------
      Total current assets                                                   24

Deferred rescission costs                                               640,663
                                                                    -----------

Total assets                                                        $   640,687
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Notes payable                                                     $   287,744
  Accounts payable                                                       65,501
  Accrued liabilities                                                   131,840
  Net liabilities of discontinued operations                          3,204,040
                                                                    -----------
      Total current liabilities                                       3,689,125

  Due to related parties:
    Stockholders                                                        701,273
    Limited liability companies                                       1,390,780
    Affiliated company                                                   95,362
                                                                    -----------
        Total due to related parties                                  2,187,415
                                                                    -----------

Minority interest in subsidiary                                          84,655

Stockholders' equity:
 Preferred stock, $.01  par value,
 10,000,000 shares authorized,  no
  shares issued and outstanding                                              --

 Common stock, $.001 par value,
  50,000,000 shares authorized, 11,730,617
  shares issued and outstanding                                          11,731
 Capital in excess of par value                                       4,335,538
 Unpaid stock subscriptions                                          (2,047,586)
 Accumulated deficit                                                 (7,620,190)
                                                                    -----------
                                                                     (5,320,508)
                                                                    -----------
                                                                    $   640,687
                                                                    ===========


                 See accompanying notes to financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      Consolidated Statements of Operations
                 For The Years Ended December 31, 2001 and 2000

                                                          Year Ended
                                                          December 31,
                                                     2001              2000
                                                 ------------      ------------


General and administrative expenses              $    760,191      $     46,905
                                                 ------------      ------------
  Operating loss                                     (760,191)          (46,905)
                                                 ------------      ------------

Other expenses:
  Interest expense                                     30,442             2,500
                                                 ------------      ------------
   Total other expenses                                30,442             2,500

(Loss) before income taxes                           (790,633)          (49,405)
Provision for income taxes                                 --                --
                                                 ------------      ------------

Net (loss) from continuing operations                (790,633)          (49,405)

Discontinued operation:
  (Losses) of discontinued operation                 (484,542)         (813,229)
  Estimated (loss) on disposal                       (100,000)               --
                                                 ------------      ------------
                                                     (584,542)         (813,229)
                                                 ------------      ------------

Net (loss)                                       $ (1,375,175)     $   (862,634)
                                                 ============      ============


Per share information:
 Continuing operations                           $      (0.07)     $      (0.02)
 Discontinued operations                                (0.05)            (0.29)
                                                 ------------      ------------
  Basic (loss) per share                         $      (0.12)     $      (0.31)
                                                 ============      ============

 Weighted average shares outstanding               11,050,750         2,777,423
                                                 ============      ============



                 See accompanying notes to financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                 Consolidated Statement of Stockholders' Equity
                 For The Years Ended December 31, 2001 and 2000

                                                                             Additional     Unpaid
                                                       Common Stock           Paid-in        Stock       Accumulated
                                                  Shares        Amount        Capital    Subscriptions     Deficit         Total
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 1999                        2,626,787   $     2,627   $ 1,530,217   $        --    $(5,382,381)   $(3,849,537)

Shares issued for acquisition of a portion
 of the minority interest of HealthMax               20,000            20        19,040            --             --         19,060

Common stock issued for cash                        211,488           211       150,830            --             --        151,041

Common stock issued for services                    300,000           300       205,332            --             --        205,632

Net (loss) for the year                                  --            --            --            --       (862,634)      (862,634)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2000                        3,158,275         3,158     1,905,419            --     (6,245,015)    (4,336,438)

Common stock issued for services                    860,000           860       346,140      (297,000)            --         50,000

Common stock issued for cash                      3,726,067         3,726     1,058,579      (750,000)            --        312,305

Common stock issued for acquisition of
 Continua and Healthcare                          3,956,275         3,956       996,630    (1,000,586)            --             --

Shares issued for acquisition of a portion
 of the minority interest of HealthMax               30,000            30        28,770            --             --         28,800

Net (loss) for the year                                  --            --            --            --     (1,375,175)    (1,375,175)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2001                       11,730,617   $    11,731   $ 4,335,538   $(2,047,586)   $(7,620,190)   $(5,320,508)
                                                ===========   ===========   ===========   ===========    ===========    ===========



                See accompanying notes to financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      Consolidated Statements of Cash Flows
                 For The Years Ended December 31, 2001 and 2000

                                                              Year Ended
                                                              December 31,
                                                          2001          2000
                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                             $(1,375,175)   $  (862,634)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Issuance of common stock for minority interest            --          2,970
    Issuance of common stock for services                 50,000        205,632
Change in assets and liabilities:
    Liabilities of discontinued operation                187,790        415,104
    Limited liability companies                         (123,618)            --
    Accounts payable                                      34,411         21,086
    Accrued salaries - officers                          559,475             --
    Accrued liabilities                                  129,340          2,500
                                                     -----------    -----------
  Total adjustments                                      837,398        647,292
                                                     -----------    -----------
  Net cash used in operating activities                 (537,776)      (215,342)

Cash flows from financing activities
  Payments on notes and commercial paper                 (28,000)            --
  Proceeds from notes payable                            225,744         90,000
  Due to stockholders                                    (17,631)       (25,707)
  Due to affiliated company                               45,362             --
  Proceeds from sale of stock                            312,305        151,041
                                                     -----------    -----------
  Net cash provided by financing activities              537,780        215,334
                                                     -----------    -----------

Increase (decrease) in cash                                    4             (8)
Cash and cash equivalents,
 beginning of period                                          20             28
                                                     -----------    -----------
Cash and cash equivalents,
 end of period                                       $        24    $        20
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      Consolidated Statements of Cash Flows
                 For The Years Ended December 31, 2001 and 2000


                                                                Year Ended
                                                                December 31,
                                                            2001          2000
                                                           ------        -------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                 $60,077        $68,778
   Cash paid for income taxes                             $    --        $    --




                 See accompanying notes to financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


(1)      Summary of Significant Accounting Policies

         (a) Organization

The Company was originally incorporated in Florida in 1988 as PLC Ventures Corp. ("PLC"). During 1998, PLC completed a reverse merger with Access HealthMax, Inc. (HealthMax) whereby it acquired approximately 94.3% of the outstanding common stock of HealthMax, a company engaged in the sale of nutritional products and programs.

On March 11, 1999, the Company changed its name to Access Health Alternatives, Inc. (Alternatives). Unless the context indicates otherwise, references hereinafter to (the "Company") include HealthMax and/or Alternatives.

Certain reclassifications were made to the prior year financial information to conform to current year disclosures.

         (b) Business

The Company, through HealthMax, distributed (until September 2001) clinical nutrition programs and products throughout the United States using small doctor practices as its sales and clinical support base. HealthMax had been in operation since 1996.

A portion of the Company's operations, specifically those related to sales and distribution, had been conducted through three affiliated limited liability companies ("LLC"), each of which was responsible for a separate geographic territory under operating agreements with the Company. HealthMax managed the LLC's, and performed all operating and administrative functions for them. The operating agreement with the LLC's provided that net profits shall be allocated 100% to the investors in the LLC's until they receive 125% of their investment, then 25% to the investor and 75% to the Company. Losses are allocated 99% to the investor and 1% to HealthMax. The term of the LLC's is for five years. Since all operating activities were conducted by HealthMax on behalf of the LLC's, HealthMax recognized all of the sales and expenses related to the operations being conducted for the LLC's.

During September 2001, the Company discontinued the operations of HealthMax due to lack of financing and the un-profitability of the operation. The Company plans to abandon the operation of HealthMax in connection with the bankruptcy filing described below. The assets of HealthMax at December 31, 2001 consist of inventory, equipment and deposits having an aggregate fair value of approximately $30,000. The liabilities consist of accounts payable, accrued expenses, notes and commercial paper aggregating approximately $3,200,000. The Company has provided $100,000 for the estimated cost of abandonment of HealthMax and the bankruptcy proceeding.

         (c) Bankruptcy

On November 21, 2001 the Company, HealthMax and each of the LLC's filed voluntary bankruptcy petitions in the United States Bankruptcy Court for the Middle District of Florida. On February 1, 2002 the Company filed a plan of reorganization under Chapter 11 of the US Bankruptcy Code. The plan, if approved by the court, provides for the merger of the Company with International Paintball Manufacturing Corp. (Paintball), a privately held manufacturer of paintball products. Paintball is controlled by certain individuals who are also creditors and minority shareholders of the Company. The plan does not provide for continuing the historical operations of the Company. Creditors of the Company would be entitled to receive common stock of the Company, HealthMax and each LLC upon conversion of the LLC to stock corporation status at exchange rates to be determined by the court.

         (d) Other Merger Activity

In January 2001, the Company agreed to acquire two companies, Continua and EMDx (collectively, "EMDx"), subject to certain conditions. Under the terms of the acquisition, the Company will acquire 100% of the stock in each company for a total of 850,000 restricted shares. The companies are involved in providing technology services to the healthcare industry and providing discounted medical lab services.

In January 2001, the Company agreed to acquire a controlling interest in Access HealthCare, Inc. (HealthCare) subject to certain conditions. Under the terms of the acquisition the Company will acquire 100% of the stock of Healthcare for up to 4,000,000 restricted shares. HealthCare operates a chiropractic group practice in Central Florida and has affiliated chiropractic practices throughout Florida and is controlled by the Company's major stockholder.

The acquisition agreements for Continua, EMDx and Healthcare contain provisions that should the Company fail to raise a minimum of $8,000,000 within nine months of the acquisition dates, the shareholders may return the shares in the Company in return for 91% of the stock of Continua and EMDx and return of 100% of the stock of Healthcare.

The Company was unable to complete the financing that would remove the contingency for unwinding the transactions. The Company expects, based upon communications with the shareholders, that the shares issued pursuant to the acquisition agreements will be returned to the Company and cancelled upon its emergence from bankruptcy. Healthcare is not a party to the bankruptcy proceeding and will continue to be operated by prior management. The shares of Healthcare held by the Company will be surrendered in connection with the bankruptcy proceeding and a minor portion thereof may be distributed to creditors. The Company's investments in Continua, EMDx and Healthcare have been accounted for on the cost basis in the accompanying financial statements as control of these entities was temporary and due to the significance of the contingency which prevented the finalization of the mergers. The fair value of the shares issued in connection with the agreements ($1,000,586) has been classified as a reduction of stockholders' equity in the accompanying financial statements.

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

         (h) Basic Net Loss Per Share

The earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Common stock equivalents are excluded from the computation if their effect would be anti-dilutive.

         (i) Fair Value of Financial Instruments

The carrying amount reported in the Company's balance sheet for cash, accounts receivable, notes and commercial paper payable, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of these instruments.

         (j) Minority Interest

The net proceeds received from a private placement of common stock of HealthMax in 1998 have been reflected as a minority interest in subsidiary. In view of the agreement to acquire the minority interest in 1999, (see Note 8) all of the loss of HealthMax was reflected in the accompanying consolidated financial statement of operations for the years ended December 31, 2001 and 2000.

(2)      Notes Payable

Notes payable at December 31, 2001 are as follows:

Notes payable, bearing interest at 14%; unsecured                       $128,616
Note payable, bearing interest at 10.5%; unsecured                        24,928
Note payable, bearing interest at 15%; unsecured                          59,500
Notes payable, bearing interest at 12% to 18%; unsecured                  75,000
                                                                        --------
       Total notes payable                                              $287,744
                                                                        ========

The notes payable are past due and are expected to be converted to common stock as the Company emerges from bankruptcy.

(3)      Transactions with Related Parties

In connection with forming the three LLC's, HealthMax received $225,000 as reimbursement for costs incurred in connection with the formation and development of their business plan, and HealthMax also received $65,000 for each regional office opened by the Company. These amounts are being recognized over a 60-month period. HealthMax recognized income of $78,000 each year for 2001 and 2000. The LLC's were operating at a loss in 2001 and 2000. In accordance with the operating agreement, 99% of the LLC's losses, which amounted to $123,618 and $89,411, were reflected as a reduction of selling, general and administrative expense of HealthMax in 2001 and 2000, respectively. When the balance due to an LLC has been reduced to $-0-, there are no further allocations of losses according to the operating agreement. HealthMax has an option, exercisable within a five year period, to purchase some or all of the members interest in the LLC's at a price equal to 125% of their capital contribution, less any prior returns of capital contributions, plus any amount necessary to pay a 10.50% preference return to members. The amounts due to LLC's of $1,390,780 and $1,514,398 at December 31, 2001 and 2000, respectively, reflects proceeds from the Limited Liability Company offerings reduced by charges to the LLC's for formation, opening regional offices, reimbursement for inistrative overhead expenses and 99% of the operating losses of the LLC's, until the balances due to the LLC's are reduced to $-0-. The amount due to LLC's was increased by deferred rescission costs as detailed in the following paragraph.

In October 1999, HealthMax was advised by the Department of Professional and Financial Regulation, Bureau of Banking, Securities Division for the State of Maine, that certain sales of LLC's economic interests to Maine residents were not covered by an exemption from registration, and were affected with the assistance of a person not licensed to sell securities in that state, and therefore are subject to rescission. HealthMax, through counsel, has confirmed that it will offer rescission to the Maine investors, but has not yet determined the manner or method of this offer. Neither the LLC's, HealthMax nor the Company, has sufficient funds available to return the full amount of the Maine investors' interests (approximately $743,750), should they all elect to rescind their investment. At December 31, 2001 and 2000, the total deferred rescission costs were $640,633.

Amounts due to the LLC's are allocated ratably to members of the LLC's who are considered to be unsecured creditors in the Company's bankruptcy proceeding.

The Company rents its administrative office from a partnership in which the principal shareholder of the Company is a partner. Lease expense relating to the lease was $11,940 in 2000. No rent was charged for the year ended December 31, 2001. At December 31, 2001, the Company had a liability for unpaid rent to the partnership of $99,575, which is included in net liabilities of discontinued operation. The Company sold nutritional products to an affiliate, Access HealthCare ("HealthCare") at cost . Such sales amounted to approximately $19,000 in 2000 and were not significant in 2001. The Company had an outstanding balance due to Healthcare of $95,362 at December 31, 2001.

(4)      Leases

The Company is obligated under long-term capital leases and non-cancelable operating leases, for equipment and office space that expire at various dates through 2004. Aggregate remaining lease payments at December 31, 2001 amounted to approximately $44,300 and are fully accrued in net assets of discontinued operation at that date.

(5)      Income Taxes

The actual income tax benefit differs from the "expected" tax benefit, computed by applying the U.S. Federal Corporate Income Tax Rate of 34%, to the loss before income taxes, as follows:

                                                        2001             2000
                                                     ---------        ---------
Income tax benefit computed at the                   $ 467,000        $ 294,000
   federal statutory rate of 34%
State income tax benefit, net of                        51,000           31,000
   tax benefit federal
Increase in valuation allowances                      (518,000)        (325,000)
                                                     ---------        ---------
                                                     $      --        $      --
                                                     =========        =========

The components of the deferred income tax asset are as follows:

                                                       2001            2000
                                                   -----------      -----------

Deferred tax assets:
    Net operating losses                           $ 2,631,000      $ 2,164,000
    Start up costs capitalized
     for tax purposes and amortized
     over a five year period,
     expensed for financial statement
     purposes                                          140,000          140,000
   Unearned income                                      74,000           74,000
   Other                                                 1,000            1,000
                                                   -----------      -----------
                                                     2,846,000        2,054,000
   Valuation allowance                              (2,846,000)      (2,054,000)
                                                   -----------      -----------
                                                   $        --      $        --
                                                   ===========      ===========

At December 31, 2001, the Company had tax operating loss carryforwards of approximately $7,125,000 available to reduce future federal income taxes, which, if unused, will expire through 2021. Due to the discontinuance of the HealthMax operation and a potential change of ownership that may result as the Company emerges from bankruptcy, the Company may be unable to fully utilize the loss carryforward to reduce future taxable income.

(6)      Litigation

The Company is a nominal defendant in a legal action. While the results of the legal action cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on its financial condition.

(7)      Contingency

At December 31, 2001 and 2000, the Company has suffered recurring losses and has a net capital deficiency of $5,320,508 and $4,336,439, respectively, and a working capital deficiency of $4,485,736 and $4,696,103, respectively, which raises substantial doubt about its ability to continue as a going concern. The Company has filed for protection under federal bankruptcy statutes and has submitted its plan of reorganization to the court.

(8)      Common Stock Transactions

Effective January 1, 1999, the Company entered into employment agreements with two officers, which provided that each officer will receive a base salary plus a cash bonus equal to two percent (2%) of the Company's net profit after income taxes, subject to maximums of $100,000, $150,000 and $200,000 in 1999, 2000 and
2001, respectively. The employment agreements also provide common stock bonuses to each officer of 100,000 shares in 1999, 2000 and 2001, respectively. The 200,000 shares to be issued as of January 1, 2000 and 1999 have been reflected as compensation as of December 31, 2000 and 1999. The value of the shares issued was based on the trading price of the Company's common stock, less a discount for the restriction on transferability of the shares. In September 2000, one of the officers terminated employment. The Company issued 100,000 shares of common stock in 2000 for accrued wages and reimbursement of business expenses. The Company valued this transaction at the estimated fair value of the expenses. Based upon the employee agreement, the officer will not be entitled to the 100,000 shares in 2001. The Company has accrued an aggregate of unpaid salary due to the officers of $559,475 as of December 31, 2001.

During January and March 2001, the Company issued 1,840,000 shares to each of two individuals in anticipation of aggregate cash proceeds amounting to $1,000,000. The Company received $250,000 from one of the investors, however, no additional cash was or is now expected to be received. The Company is attempting to recover the unpaid shares and has classified the $750,000 due for the shares as unpaid stock subscriptions in the accompanying balance sheet.

In January 2001, the Company issued 860,000 shares of common stock to a consultant for services. The value of the shares issued was based on the trading price of the Company's common stock. The consultant has not completed the contract services and the Company is attempting to recover the shares. An estimate, based on the contract term, of $297,000 for unfulfilled services has been included in the caption "Unpaid stock subscriptions" in the accompanying balance sheet.

The Company is authorized to issue 10,000,000 shares of preferred stock, $.01 par value per share, the rights and preferences of which may be designated by the Board of Directors without shareholder approval. On March 3, 1999, the Company designated the rights and preferences of its Series A Redeemable Convertible Preferred Stock, and authorized the sale of up to 1,400,000 shares as part of an offering that was terminated in September 1999 (the "Unit Offering"). Prior to the Unit Offering, no series of preferred stock had been designated. Although one Unit was sold in the Unit Offering for $25,000, the purchaser has agreed to accept an investment in the Company's next offering, provided the terms are as favorable to him as were the terms of the Unit Offering. No definitive terms have been established for the Company's next offering, and it is possible that the $25,000 will be returned to the investor at some future date and has been included in accrued liabilities.

In April 1999, the Company agreed to acquire the minority interest in HealthMax for restricted stock of the Company, at the rate of one share of the company's common stock for each share of HealthMax stock exchanged. If all of the minority shareholders exchange their HealthMax stock for the Company's stock, the Company would be required to issue approximately 430,000 additional shares of common stock. During 2001, 2000 and 1999, the Company issued 30,000, 20,000 shares and 289,104 shares, respectively, for acquisition of a portion of the minority interest.