Form 10QSB
period 2002-03-31
ACCESS HEALTH ALTERNATIVES INC
filed 2002-05-22
CIK 1084463

FORM 10-QSB

                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the fiscal quarter ended: March 31, 2002
                         Commission file number: 0-26445



                        ACCESS HEALTH ALTERNATIVES, INC.
             (Exact name of registrant as specified in its charter)


         Florida                                       59-3542362
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)



                            2016 South Orange Avenue
                             Orlando, Florida 32806
                    (Address of principal executive offices)
                                   (Zip code)

                                 (407) 423-4799
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ ] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 21, 2002: 11,730,617 shares of common stock, no par value per share.



                                             ACCEESS HEALTH ALTERNATIVES, INC.

                                                           INDEX


                                                                                                                    Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  March 31, 2002...................................................................................    3
       Consolidated Statements of Operations (Unaudited)
                  For the Three  Months Ended March 31, 2002 and 2001..............................................    4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2002 and 2001...............................................    5

      Notes to Consolidated Financial Statements...................................................................    6

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............    7


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...................................................................................    8

      Item 4 - Submission of Matters to a Vote of Security Holders.................................................    8

      Item 6 - Exhibits and Reports on Form 8-K....................................................................    8

      Signatures...................................................................................................    9

Access Health Alternatives, Inc.
Consolidated Balance Sheet
(Unaudited)

                                     ASSETS

                                                                      March 31,
                                                                        2002
                                                                    -----------
Current assets:
Cash                                                                $     1,011
                                                                    -----------
Total current assets                                                      1,011

Deferred rescission costs                                               640,663
                                                                    -----------

Total assets                                                        $   641,674
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable                                                       $   287,744
Accounts payable                                                         65,501
Accrued liabilities                                                     139,450
Net liabilities of discontinued operations                            3,237,571
                                                                    -----------
Total current liabilities                                             3,730,266

Due to related parties:
Stockholders                                                            701,373
Limited liability companies                                           1,390,780
Affiliated company                                                       95,362
                                                                    -----------
Total due to related parties                                          2,187,515
                                                                    -----------

Minority interest in subsidiary                                          84,655

Stockholders' equity:
Preferred stock, $.01 par value,
  10,000,000 shares authorized, no
  shares issued and outstanding                                              --
Common stock, $.001 par value,
  50,000,000 shares authorized, 11,730,617
  shares issued and outstanding                                          11,731
Capital in excess of par value                                        4,335,538
Unpaid stock subscriptions                                           (2,047,586)
Accumulated deficit                                                  (7,660,444)
                                                                    -----------
                                                                     (5,360,762)
                                                                    -----------
                                                                    $   641,674
                                                                    ===========




           See accompanying notes to unaudited financial statements.

Access Health Alternatives, Inc.
Consolidated Statements of Operations
For The Three Months Ended March 31, 2002 and 2001
(Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                     2002              2001
                                                 ------------      -------------

General and administrative expenses              $         36      $    221,485
                                                 ------------      ------------
Operating loss                                            (36)         (221,485)
                                                 ------------      ------------


Other expenses:
Interest expense                                        7,610             8,069
                                                 ------------      ------------
Total other expenses                                    7,610             8,069

(Loss) before income taxes                             (7,646)         (229,554)
Provision for income taxes                                 --                --
                                                 ------------      ------------

Net (loss) from continuing operations                  (7,646)         (229,554)

Discontinued operation:
(Losses) of discontinued operation                    (32,608)          (78,821)
Estimated (loss) on disposal                               --                --
                                                 ------------      ------------
                                                      (32,608)          (78,821)
                                                 ------------      ------------

Net (loss)                                       $    (40,254)     $   (308,375)
                                                 ============      ============


Per share information:
Continuing operations                            $      (0.00)     $      (0.03)
Discontinued operations                                 (0.00)            (0.01)
                                                 ------------      ------------
Basic (loss) per share                           $      (0.00)     $      (0.03)
                                                 ============      ============

Weighted average shares outstanding                11,730,617         9,091,147
                                                 ============      ============



           See accompanying notes to unaudited financial statements.

Access Health Alternatives, Inc.
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2002 and 2001
(Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                            2002         2001
                                                         ---------    ---------

Cash flows from operating activities:
Net loss                                                 $ (40,254)   $(308,375)
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
Issuance of common stock for services                           --       50,000
Change in assets and liabilities:
Liabilities of discontinued operation                       33,531     (101,056)
Accrued liabilities                                          7,610           --
                                                         ---------    ---------
Total adjustments                                           41,141      (51,056)
                                                         ---------    ---------
Net cash used in operating activities                          887     (359,431)

Cash flows from financing activities:
Payments on notes and commercial paper                          --      (28,000)
Due to stockholders                                            100       26,953
Due to affiliated company                                       --       50,925
Proceeds from sale of stock                                     --      312,305
                                                         ---------    ---------
Net cash provided by financing activities                      100      362,183
                                                         ---------    ---------

Increase (decrease) in cash                                    987        2,752
Cash and cash equivalents,
  beginning of period                                           24           20
                                                         ---------    ---------
Cash and cash equivalents,
  end of period                                          $   1,011    $   2,772
                                                         =========    =========


            See accompanying notes to unaudited financial statements

                         ACCESS HEALTH ALTERNATIVES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


(1)      Basis of Presentation

         In the opinion of the management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature.
         All financial statements presented herein are unaudited.
         These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

(2)      Litigation

         The Company is a nominal defendant in several legal actions. While the results of these actions cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on its financial condition.

  (3)    Contingency

         At March 31, 2002, the Company has suffered recurring losses and has a net capital deficiency of $5,360,782 and a working capital deficiency of $3,729,255, which raises substantial doubt about its ability to continue as a going concern. The Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2001.

Results of Operations

 Three months ended March 31, 2002 compared to three months ended March 31, 2001

      On November 21, 2001 the Registrant filed a Voluntary Petition for protection under Chapter 11 of the Bankruptcy Code. The Voluntary Petition was filed in the United States Bankruptcy Court of the Middle District of Florida Orlando Division, case numbers 01-11619-6B1, 01-11620-6B1, 01-11621-6B1,
01-11622-6B1 and 01-11623-6B1.

      As a result of the bankruptcy, the Company effectively ceased operations. For a more detailed analysis of the Company's bankruptcy please see the Company's Form 10-KSB for the period ending December 31, 2001 which was filed with the Securities and Exchange Commission on May 16, 2002 and which 10-KSB is incorporated herein by reference. As set forth in the Company's 10-K, unless the Plan of Reorganization, as proposed by the Company, is approved by the Bankruptcy Court, the Company will be unable to continue and as such will be forced to liquidate under Chapter 7.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 21, 2001, the Company filed for protection under Chapter 11 of the United States Bankruptcy Court. In the United State Bankruptcy Court of the Middle District of Florida, Orlando Division, Case Numbers 01-11619-6B1, 01-11620-6B1, 01-11621-6B1, 01-11622-6B1 and 01-11623-6B1. Prior to filing bankruptcy, there were numerous judgments against the Company. However, all of these judgments are being settled within the bankruptcy proceeding.


Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Access Health Alternatives, Inc.




    Dated: May 22, 2002                    By:  /s/ Dan Pavlik
                                              ------------------------------
                                                Dan Pavlik, President