Form 10QSB
period 2002-06-30
ACCESS HEALTH ALTERNATIVES INC
filed 2002-08-29
CIK 1084463

FORM 10-QSB

                       Securities and Exchange Commission
                              Washington D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended: June 30, 2002
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

                               [ ] Yes     [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 21, 2002: 11,730,617 shares of common stock, no par value per share.

                   ACCESS HEALTH ALTERNATIVES AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  June 30, 2002............................................   2
       Consolidated Statements of Operations (Unaudited)
                  For the Six  Months Ended June 30, 2002 and 2001 ........   3
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 2002 and 2001..........   4

      Notes to Consolidated Financial Statements...........................   5

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............   6


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...........................................   6

      Item 4 - Submission of Matters to a Vote of Security Holders.........   6

      Item 6 - Exhibits and Reports on Form 8-K............................   6

      Signatures...........................................................   7

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        ACCESS HEALTH ALTERNATIVES, INC.
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                       ASSETS

                                                   June 30,
                                                    2002
                                                 -----------
Current assets:
  Cash                                           $       921
                                                 -----------
      Total current assets                               921

Deferred rescission costs                            640,663
                                                 -----------

Total assets                                     $   641,584
                                                 ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                  $   287,744
  Accounts payable                                    76,555
  Accrued liabilities                                147,060
  Net liabilities of discontinued operations       3,237,571
                                                 -----------
      Total current liabilities                    3,748,930

  Due to related parties:
    Stockholders                                     701,373
    Limited liability companies                    1,390,780
    Affiliated company                                95,612
                                                 -----------
        Total due to related parties               2,187,765
                                                 -----------

Minority interest in subsidiary                       84,655

Stockholders' equity:
 Preferred stock, $.01  par value,
 10,000,000 shares authorized,  no
  shares issued and outstanding                           --

 Common stock, $.001 par value,
  50,000,000 shares authorized, 11,730,617
  shares issued and outstanding                       11,731
 Capital in excess of par value                    4,335,538
 Unpaid stock subscriptions                       (2,047,586)
 Accumulated deficit                              (7,679,448)
                                                 -----------
                                                  (5,379,766)
                                                 -----------
                                                 $   641,584
                                                 ===========


            See accompanying notes to unaudited financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      Consolidated Statements of Operations
        For The Three Months and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                               Three Months Ended                   Six Months Ended
                                                     June 30,                            June 30,
                                             2002               2001              2002              2001
                                          ------------      ------------      ------------      ------------
General and administrative expenses       $     11,340      $    168,111      $     11,376      $    389,596
                                          ------------      ------------      ------------      ------------
  Operating loss                               (11,340)         (168,111)          (11,376)         (389,596)
                                          ------------      ------------      ------------      ------------

Other expenses:
  Interest expense                               7,610             7,998            15,220            16,067
                                          ------------      ------------      ------------      ------------
   Total other expenses                          7,610             7,998            15,220            16,067

(Loss) before income taxes                     (18,950)         (176,109)          (26,596)         (405,663)
Provision for income taxes                          --                --                --                --
                                          ------------      ------------      ------------      ------------

Net (loss) from continuing operations          (18,950)         (176,109)          (26,596)         (405,663)

Discontinued operation:
 (Losses) of discontinued operation                (54)          (13,460)          (32,662)          (92,281)
  Estimated (loss) on disposal                      --                --                --                --
                                          ------------      ------------      ------------      ------------
                                                   (54)          (13,460)          (32,662)          (92,281)
                                          ------------      ------------      ------------      ------------

Net (loss)                                $    (19,004)     $   (189,569)     $    (59,258)     $   (497,944)
                                          ============      ============      ============      ============


Per share information:
 Continuing operations                    $      (0.00)     $      (0.02)     $      (0.00)     $      (0.04)
 Discontinued operations                         (0.00)            (0.00)            (0.00)            (0.01)
                                          ------------      ------------      ------------      ------------
  Basic (loss) per share                  $      (0.00)     $      (0.02)     $      (0.01)     $      (0.05)
                                          ============      ============      ============      ============

 Weighted average shares outstanding        11,730,617        11,700,617        11,730,617        10,395,882
                                          ============      ============      ============      ============

            See accompanying notes to unaudited financial statements.

                        ACCESS HEALTH ALTERNATIVES, INC.
                      Consolidated Statements of Cash Flows
                 For The Six Months Ended June 30, 2002 and 2001
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                          2002           2001
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                $ (59,258)     $(497,944)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Issuance of common stock for services                      --         50,000
Change in assets and liabilities:
    Liabilities of discontinued operation                  33,531         44,891
    Accounts payable                                       11,054         30,345
    Accrued liabilities                                    15,220             --
                                                        ---------      ---------
  Total adjustments                                        59,805        125,236
                                                        ---------      ---------
  Net cash used in operating activities                       547       (372,708)

Cash flows from financing activities
  Payments on notes and commercial paper                       --        (28,380)
  Due to stockholders                                         100         23,450
  Due to affiliated company                                   250         67,117
  Proceeds from sale of stock                                  --        312,305
                                                        ---------      ---------
  Net cash provided by financing activities                   350        374,492
                                                        ---------      ---------

Increase (decrease) in cash                                   897          1,784
Cash and cash equivalents,
 beginning of period                                           24             20
                                                        ---------      ---------
Cash and cash equivalents,
 end of period                                          $     921      $   1,804
                                                        =========      =========

            See accompanying notes to unaudited financial statements.

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


  (3)    CONTINGENCY

         At June 30, 2002, the Company has suffered recurring losses and has a net capital deficiency of $5,379,448 and a working capital deficiency of $3,748,009, which raises substantial doubt about its ability to continue as a going concern. The Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2001.

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      Six months ended June 30, 2002 compared to three months ended June 30, 2001

      On November 21, 2001 the Registrant filed a Voluntary Petition for protection under Chapter 11 of the Bankruptcy Code. The Voluntary Petition was filed in the United States Bankruptcy Court of the Middle District of Florida Orlando Division, case numbers 01-11619- 6B1, 01-11620-6B1, 01-11621-6B1,
01-11622-6B1 and 01-11623-6B1.

      As a result of the bankruptcy, the Company effectively ceased operations. For a more detailed analysis of the Company's bankruptcy please see the Company's Form 10-KSB for the period ending December 31, 2001 which was filed with the Securities and Exchange Commission on May 16, 2002 and which 10-KSB is incorporated herein by reference. On July 29, 2002 the Bankruptcy Court approved the Company's Plan of Reorganization as amended a copy of which is attached as an exhibit. Pursuant to the Plan of Reorganization, the Company intends to merge with International Paintball Manufacturing Corp. and as a result should be able to continue operations.

LIQUIDITY AND CAPITAL RESOURCES

      On June 30, 2002, the Company had separate recurring losses and has a net capital deficiency of $5,360,782 and a working capital deficiency of $3,729,255 which raises substantial doubt about the Company's ability to continue as a going concern.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        The Company is not involved in any material litigation

Item 4. Submission of Matters to Vote of Security Holders
        -------------------------------------------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        Amended Plan of Reorganization

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Access Health Alternatives, Inc.



Dated: August 27, 2002                    By: /s/Dan Pavlik
                                              ---------------------
                                              Dan Pavlik, President