Form 10QSB
period 2002-09-30
ACCESS HEALTH ALTERNATIVES INC
filed 2002-11-13
CIK 1084463

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the fiscal quarter ended: September 30, 2002

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 21, 2002: 443,144 shares of common stock, no par value per share.

                   ACCESS HEALTH ALTERNATIVES AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  September 30, 2002.......................................................................    2
       Consolidated Statements of Operations (Unaudited)
                  For the Nine  Months Ended September 30, 2002 and 2001 ..................................    3
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2002 and 2001....................................    4

      Notes to Consolidated Financial Statements...........................................................    5

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.......    6


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...........................................................................    6

      Item 4 - Submission of Matters to a Vote of Security Holders.........................................    6

      Item 6 - Exhibits and Reports on Form 8-K............................................................    6

      Signatures...........................................................................................    7

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        Access Health Alternatives, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                   September 30,
                                                                       2002
                                                                   -----------
Current assets:
  Cash                                                             $       296
                                                                   -----------
      Total current assets                                                 296
                                                                   -----------
Total assets                                                       $       296
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable                                                 $   170,251
                                                                   -----------
      Total current liabilities                                        170,251


Stockholders' equity:
 Preferred stock, $.01  par value,
 10,000,000 shares authorized,  no
  shares issued and outstanding                                             --

 Common stock, $.001 par value,
  50,000,000 shares authorized, 443,144
  shares issued and outstanding                                            443
 Capital in excess of par value                                      7,679,927
 Accumulated deficit                                                (7,850,324)
                                                                   -----------
                                                                      (169,955)
                                                                   -----------
                                                                   $       296
                                                                   ===========




            See accompanying notes to unaudited financial statements.

                        Access Health Alternatives, Inc.
                      Consolidated Statements of Operations
     For The Three Months and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                              Three Months Ended          Nine Months Ended
                                                September 30,                September 30,
                                            2002           2001           2002           2001
                                          ---------      ---------      ---------      ---------
General and administrative expenses       $ 170,287      $ 129,258      $ 181,663      $ 350,743
                                          ---------      ---------      ---------      ---------
  Operating loss                           (170,287)      (129,258)      (181,663)      (350,743)
                                          ---------      ---------      ---------      ---------
Other expenses:
  Interest expense                               --          8,075         15,220         24,182
                                          ---------      ---------      ---------      ---------
   Total other expenses                          --          8,075         15,220         24,182

(Loss) before income taxes                 (170,287)      (137,333)      (196,883)      (374,925)
Provision for income taxes                       --             --             --             --
                                          ---------      ---------      ---------      ---------

Net (loss) from continuing operations      (170,287)      (137,333)      (196,883)      (374,925)

Discontinued operation:
 (Losses) of discontinued operation            (589)      (202,374)       (33,251)      (281,195)
  Estimated (loss) on disposal                   --             --             --             --
                                          ---------      ---------      ---------      ---------
                                               (589)      (202,374)       (33,251)      (281,195)
                                          ---------      ---------      ---------      ---------

Net (loss)                                $(170,876)     $(339,707)     $(230,134)     $(656,120)
                                          =========      =========      =========      =========


Per share information:
 Continuing operations                    $   (0.75)     $   (1.39)     $   (1.72)     $   (3.79)
 Discontinued operations                      (0.00)         (2.05)         (0.29)         (2.84
                                          ---------      ---------      ---------      ---------
  Basic (loss) per share                  $   (0.76)     $   (3.43)     $   (2.01)     $   (6.63)
                                          =========      =========      =========      =========

 Weighted average shares outstanding        225,919         98,956        114,408         98,956
                                          =========      =========      =========      =========


            See accompanying notes to unaudited financial statements.

                        Access Health Alternatives, Inc.
                      Consolidated Statements of Cash Flows
              For The Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                           2002           2001
                                                        ---------      ---------
Cash flows from operating activities:
Net loss                                               $(230,134)     $(656,120)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Issuance of common stock for services                     --         50,000
    Net effect of bankruptcy settlement                  125,656             --
Change in assets and liabilities:
    Liabilities of discontinued operation                     --        171,257
    Accounts payable                                     104,750          3,911
    Accrued liabilities                                       --             --
                                                       ---------      ---------
  Total adjustments                                      230,406        225,168
                                                       ---------      ---------
  Net cash used in operating activities                      272       (430,952)

Cash flows from financing activities
  Payments on notes and commercial paper                      --        (79,445)
  Due to stockholders                                         --        123,450
  Due to affiliated company                                   --         75,000
  Proceeds from sale of stock                                 --        312,305
                                                       ---------      ---------
  Net cash provided by financing activities                   --        431,310
                                                       ---------      ---------

Increase (decrease) in cash                                  272            358
Cash and cash equivalents,
 beginning of period                                          24             20
                                                       ---------      ---------
Cash and cash equivalents,
 end of period                                         $     296      $     378
                                                       =========      =========




            See accompanying notes to unaudited financial statements.

                         ACCESS HEALTH ALTERNATIVES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


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


(3)      Bankruptcy Settlement

         During September 2002, the Company's final Joint Plan of Reorganization was accepted by the United States Bankruptcy Court for the Middle District of Florida. In connection with the plan, the Company issued an aggregate of 325,838 shares of common stock to existing creditors and effected a 100 to 1 reverse stock split. Aggregate liabilities of $6,495,589 were converted to common stock in connection with the plan.

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

      As a result of the bankruptcy, the Company effectively ceased operations. For a more detailed analysis of the Company's bankruptcy please see the Company's Form 10-KSB for the period ending December 31, 2001 which was filed with the Securities and Exchange Commission on May 16, 2002 and which 10-KSB is incorporated herein by reference. On July 29, 2002 the Bankruptcy Court approved the Company's Plan of Reorganization as amended a copy of which is attached as an exhibit. Pursuant to the Plan of Reorganization, the Company acquired all the issued and outstanding stock of International Paintball Manufacturing Corp. in the beginning of October, 2002. As a result of that transaction, the Company issued a total of 14,081,294 shares.

Liquidity and Capital Resources

      On September 30, 2002, the Company had separate recurring losses and has a net capital deficiency of $169,955 and a working capital deficiency of $169,955 which raises substantial doubt about the Company's ability to continue as a going concern.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        ------------------
         The Company is not involved in any material litigation


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

                                          Access Health Alternatives, Inc.




    Dated:  November 13, 2002             By: /s/Robert Salveson
                                              ---------------------------
                                              Robert Salveson, President

                                 Certifications
                                 --------------


I, Robert Salveson, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Access Health Alternatives, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Access Health Alternatives, Inc., as of, and for, the periods presented in this quarterly report.

Date: November 12, 2002

/s/ Robert Salveson
-----------------------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Access Health Alternatives, Inc. ("the Company")on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert Salveson, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  November 12, 2002

/s/ Robert Salveson
----------------------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer