Form 10QSB
period 2002-12-31
IPMC HOLDINGS CORP
filed 2003-02-26
CIK 1084463

FORM 10-QSB

Securities and Exchange Commission

Washington D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended: December 31, 2002

Commission file number: 0-26445

IPMC HOLDINGS CORP.

F/K/A

ACCESS HEALTH ALTERNATIVES, INC.

(Exact name of registrant as specified in its charter)

Florida

59-3542362

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

11800 28 Street North

St. Petersburg, Florida 33716

(Address of principal executive offices)

(Zip code)

(727) 592-0146

(Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X| Yes     |_| No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002: 16,081,296 shares of common stock, $.001 par value per share.

ACCESS HEALTH ALTERNATIVES AND SUBSIDIARIES

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet (Unaudited)

December 31, 2002

2

 Consolidated Statements of Operations (Unaudited)

For the Six Months Ended December 31, 2002 and 2001

3

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended December 31, 2002 and 2001

4

Notes to Consolidated Financial Statements

5

Item 2 - Management's Discussion and Analysis of Financial Condition and

 Results of Operations

6

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

7

Item 4 – Submission of Matters to a Vote of Security Holders

7

Item 6 - Exhibits and Reports on Form 8-K

7

Signatures

8

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

IPMC Holdings Corp.

(formerly Access Health Alternatives, Inc.)

Consolidated Balance Sheet

December 31, 2002

(Unaudited)

ASSETS

Current assets:

  Cash

$

17,334

  Accounts receivable - trade

618,427

  Inventory

320,115

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

    Total current assets

955,876

Property and equipment, at cost, net of

  accumulated depreciation of $620,683

2,634,239

Deposits

38,892

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

$

3,629,007

—————————

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Notes payable

$

550,000

  Note payable - related party

1,033,457

  Accounts payable

1,830,319

  Accrued expenses

79,250

  Accrued interest

107,567

  Advances from affiliates

403,803

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Total current liabilities

4,004,396

Stockholders' equity:

  Common stock, $.001 par value,

    50,000,000 shares authorized,

    16,081,296 shares issue and outstanding

16,081

  Additional paid-in capital

3,046,568

  Deficit

(3,438,038)

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

(375,389)

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

$

3,629,007

—————————

See accompanying notes to financial statements.

IPMC Holdings Corp.

(formerly Access Health Alternatives, Inc.)

Consolidated Statements of Operations

For The Three Months and Six Months Ended December 31, 2002

(Unaudited)

Three Months Ended

Six Months Ended

December 31,

December 31,

2002

2001

2002

2001

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Sales

$

780,235

$

—

$

1,728,669

$

—

Cost of sales and services

786,706

—

1,647,003

—

Gross profit

(6,471)

—

81,666

—

General and administrative expenses

335,150

356,404

1,406,138

686,854

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

(Loss) from operations

(341,621)

(356,404)

(1,324,472)

(686,854)

Other income and (expense):

  Interest expense

(9,250)

—

(18,500)

—

  Other income

—

—

—

—

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

(9,250)

—

(18,500)

—

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

(Loss) before taxes

(350,871)

(356,404)

(1,342,972)

(686,854)

Income taxes

—

—

—

—

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Net (loss)

$

(350,871)

$

(356,404)

$

(1,342,972)

$

(686,854)

—————————

—————————

—————————

—————————

Per share information:

Basic and diluted (loss) per share

$

(0.02)

$

(0.04)

$

(0.09)

$

(0.07)

—————————

—————————

—————————

—————————

Weighted average shares outstanding

16,002,046

10,000,000

14,800,523

10,000,000

—————————

—————————

—————————

—————————

See accompanying notes to financial statements.

IPMC Holdings Corp.

(formerly Access Health Alternatives, Inc.)

Consolidated Statements of Cash Flows

For The Six Months Ended December 31, 2002

(Unaudited)

December 31,

2002

2001

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Net (loss)

$

(1,342,972)

$

(686,854)

  Adjustments to reconcile net (loss) to net

  cash provided by (used in) operating activities:

  Depreciation and amortization

500,000

—

  Stock issued for services

200,000

—

Changes in assets and liabilities:

   (Increase) decrease in accounts receivable

(618,427)

—

   (Increase) decrease in inventory

253,694

64,823

  Increase in other assets

(25,242)

(8,650)

  Increase in accounts payable and

    accrued expenses

828,265

643,703

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

    Total adjustments

1,138,290

699,876

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

  Net cash (used in)

    operating activities

(204,682)

13,022

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Cash flows from investing activities:

  Acquisition of plant and equipment

(278,949)

(1,810,854)

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Net cash (used in) investing activities

  investing activities

(278,949)

(1,810,854)

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Cash flows from financing activities:

  Common stock sold or subscribed for cash

—

343,250

  Advances from affiliates

270,140

1,453,597

  Proceeds from notes payable

150,000

—

  Proceeds from notes payable - related party

38,257

—

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

  Net cash provided by

    financing activities

458,397

1,796,847

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Increase (decrease) in cash

(25,234)

(985)

Cash and cash equivalents,

  beginning of period

42,568

985

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯            ¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Cash and cash equivalents,

  end of period

$

17,334

$

—

—————————

—————————

See accompanying notes to financial statements.

IPMC Holdings Corp.

(formerly Access Health Alternatives, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(1)

Basis of Presentation

In the opinion of the management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. On December 19, 2002, the Company changed its name to IPMC Holdings Corp.

(2)

Litigation

The Company is a nominal defendant in several legal actions. While the results of these actions cannot be predicted with certainty, the Company believes that the final outcome of such litigation will not have a materially adverse effect on its financial condition.

(3)

Bankruptcy Settlement

During September 2002, the Company’s final Joint Plan of Reorganization was accepted by the United States Bankruptcy Court for the Middle District of Florida. In connection with the plan, the Company issued an aggregate of 325,838 shares of common stock to existing creditors and effected a 100 to 1 reverse stock split. Aggregate liabilities of $6,495,589 were converted to common stock in connection with the plan.

(4)

Merger Agreement

On October 4, 2002, the Company completed an “Agreement for the Exchange of Common Stock” with International Paintball Manufacturing Corp. (Paintball), a Florida corporation. The Company emerged from bankruptcy during September 2002. The merger of Paintball and the Company was a condition agreed to in the final bankruptcy plan.  At December 31, 2002 the assets and liabilities of the Company, excluding Paintball, consisted of post petition accounts payable of approximately $169,900. The prior operations of the Company were discontinued in connection with its bankruptcy filing in November 2001. The exchange agreement provided for the issuance of 13,678,250 Company shares to the shareholders of the Paintball. As a result, Paintball became a wholly owned subsidiary of the Company. The merger has been accounted for as a reverse merger of the Company with an inactive shell company. As a result, the prior operations of the Company have been excluded in the foregoing financial statements that reflect solely the operations of Paintball for the periods presented. Post petition liabilities of $169,900 are included in accounts payable at December 31, 2002. In connection with the reverse merger accounting, $7,677,877 of accumulated deficit related to the prior operations of the Company has been eliminated against the additional paid-in capital available from the prior operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months ended December 31, 2002 compared to six months ended December 31, 2001

Net sales for the six months ended December 31, 2002, were $1,728,669. We had no sales in 2001.

Cost of sales for the six months ended December 31, 2002, were $1,647,003.

Gross profits for the six months ended December 31, 2002, were $81,666.

General and administrative expenses for the six months ended December 31, 2002, were $1,406,138, as compared to general and administrative expenses for the six months ended December 31, 2001, of $686,854.

As a result of the foregoing, for the six months ended December 31, 2002, the Company incurred a net loss of $1,342,672, which was equal to a loss of $0.09 per shares, as compared to a net loss of $686,854, which was equal to a loss of $0.07, for the six months ended December 31, 2001.

Three months ended December 31, 2002 compared the three months ended December 31, 2001

Net sales for the three months ended December 31, 2002, were $780,235. The Company had no sales in 2001.

Costs of sales for the three months ended December 31, 2002, were $786,706.

Gross profits for the three months ended December 31, 2002, were $(6,471).

General and administrative expenses for the three months ended December 31, 2002, were $335,150, as compared to $356,404 for the three months ended December 31, 2001.

As a result of the foregoing, for the three months ended December 31, 2002, the Company incurred a net loss of $350,871, which was equal to a loss of $0.02 per shares, as compared to a loss of $356,404, which was equal to a loss of $0.04 for the three months ended December 31, 2001.

Liquidity and Capital Resources

On December 31, 2002, the Company had a working capital deficiency of $3,048,520.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not involved in any material litigation.

Item 4.

Submission of Matters to Vote of Security Holders

On December 13, 2002, in accordance with a vote of the majority of the shareholders of the Company without a meeting and a vote of the Company’s board directors, the Company changed its name to IPMC Holdings Corp..

Item 6.

Exhibits and Reports on Form 8-K

(a)

None

(b)

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPMC Holdings Corp.

Dated: February 24, 2003

By: /s/ROBERT SALVESON

Robert Salveson, President

Certifications

I, Robert Salveson, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of IPMC Holdings Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of IPMC Holdings Corp., as of, and for, the periods presented in this quarterly report.

Date: February 24, 2003

/s/ ROBERT SALVESON

President, Chief Executive Officer,

Chief Financial Officer, and

Principal Accounting Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of IPMC Holdings Corp. ("the Company")on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert Salveson, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: February 24, 2003

/s/ ROBERT SALVESON

President, Chief Executive Officer,

Chief Financial Officer, and

Principal Accounting Officer