Form 10QSB/A
period 2002-12-31
IPMC HOLDINGS CORP
filed 2003-04-25
CIK 1084463

Securities and Exchange Commission
                              Washington D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

                                      INDEX


                                                                                                                    Page
                                                                                                                    ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  December 31, 2002................................................................................    2
       Consolidated Statements of Operations (Unaudited)
                  For the Six  Months Ended December 31, 2002 and 2001 ............................................    3
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended December 31, 2002 and 2001..............................................    4

      Notes to Consolidated Financial Statements...................................................................    5

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...............    6


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...................................................................................    7

      Item 4 - Submission of Matters to a Vote of Security Holders.................................................    7

      Item 6 - Exhibits and Reports on Form 8-K....................................................................    7

      Signatures...................................................................................................    8

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         --------------------

                               IPMC HOLDINGS CORP.
                   (FORMERLY ACCESS HEALTH ALTERNATIVES, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (UNAUDITED)



                                     ASSETS
                                     ------
Current assets:
  Cash                                                              $    17,334
  Accounts receivable - trade                                           618,427
  Inventory                                                             320,115
                                                                    -----------
    Total current assets                                                955,876

Property and equipment, at cost, net of
  accumulated depreciation of $620,683                                2,634,239

Deposits                                                                 38,892
                                                                    -----------
                                                                    $ 3,629,007
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Notes payable                                                     $   550,000
  Note payable - related party                                        1,033,457
  Accounts payable                                                    1,830,319
  Accrued expenses                                                       79,250
  Accrued interest                                                      107,567
  Advances from affiliates                                              403,803
                                                                    -----------
Total current liabilities                                             4,004,396


Stockholders' equity:
  Common stock, $.001 par value,
    50,000,000 shares authorized,
    16,081,296 shares issue and outstanding                              16,081
  Additional paid-in capital                                          3,046,568
  Deficit                                                            (3,438,038)
                                                                    -----------
                                                                       (375,389)
                                                                    -----------
                                                                    $ 3,629,007
                                                                    ===========



                 See accompanying notes to financial statements.

                               IPMC HOLDINGS CORP.
                   (FORMERLY ACCESS HEALTH ALTERNATIVES, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002
                                   (UNAUDITED)

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 DECEMBER 31,                       DECEMBER 31,
                                            2002              2001             2002              2001
                                        ------------      ------------      ------------      ------------

Sales                                   $    780,235      $         --      $  1,728,669      $         --
Cost of sales and services                   786,706                --         1,647,003                --
Gross profit                                  (6,471)               --            81,666                --

General and administrative expenses          335,150           356,404         1,406,138           686,854
                                        ------------      ------------      ------------      ------------

(Loss) from operations                      (341,621)         (356,404)       (1,324,472)         (686,854)

Other income and (expense):
  Interest expense                            (9,250)               --           (18,500)               --
  Other income                                    --                --                --                --
                                        ------------      ------------      ------------      ------------
                                              (9,250)               --           (18,500)               --
                                        ------------      ------------      ------------      ------------

(Loss) before taxes                         (350,871)         (356,404)       (1,342,972)         (686,854)
Income taxes                                      --                --                --                --
                                        ------------      ------------      ------------      ------------
Net (loss)                              $   (350,871)     $   (356,404)     $ (1,342,972)     $   (686,854)
                                        ============      ============      ============      ============


Per share information:

Basic and diluted (loss) per share      $      (0.02)     $      (0.04)     $      (0.09)     $      (0.07)
                                        ============      ============      ============      ============

Weighted average shares outstanding       16,002,046        10,000,000        14,800,523        10,000,000
                                        ============      ============      ============      ============


                 See accompanying notes to financial statements.

                               IPMC HOLDINGS CORP.
                   (FORMERLY ACCESS HEALTH ALTERNATIVES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                                   (UNAUDITED)

                                                                DECEMBER 31,
                                                           2002             2001
                                                       -----------      -----------
Net (loss)                                             $(1,342,972)     $  (686,854)
  Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                            500,000               --
  Stock issued for services                                200,000               --
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable             (618,427)              --
   (Increase) decrease in inventory                        253,694           64,823
  Increase in other assets                                 (25,242)          (8,650)
  Increase in accounts payable and
    accrued expenses                                       828,265          643,703
                                                       -----------      -----------
    Total adjustments                                    1,138,290          699,876
                                                       -----------      -----------
  Net cash (used in)
    operating activities                                  (204,682)          13,022
                                                       -----------      -----------

Cash flows from investing activities:
  Acquisition of plant and equipment                      (278,949)      (1,810,854)
                                                       -----------      -----------
Net cash (used in) investing activities
  investing activities                                    (278,949)      (1,810,854)
                                                       -----------      -----------

Cash flows from financing activities:
  Common stock sold or subscribed for cash                      --          343,250
  Advances from affiliates                                 270,140        1,453,597
  Proceeds from notes payable                              150,000               --
  Proceeds from notes payable - related party               38,257               --
                                                       -----------      -----------
  Net cash provided by
    financing activities                                   458,397        1,796,847
                                                       -----------      -----------

Increase (decrease) in cash                                (25,234)            (985)
Cash and cash equivalents,
  beginning of period                                       42,568              985
                                                       -----------      -----------
Cash and cash equivalents,
  end of period                                        $    17,334      $        --
                                                       ===========      ===========


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



(4)      MERGER AGREEMENT

         On October 4, 2002, the Company completed an "Agreement for the Exchange of Common Stock" with International Paintball Manufacturing Corp. (Paintball), a Florida corporation. The Company emerged from bankruptcy during September 2002. The merger of Paintball and the Company was a condition agreed to in the final bankruptcy plan. At December 31, 2002 the assets and liabilities of the Company, excluding Paintball, consisted of post petition accounts payable of approximately $169,900. The prior operations of the Company were discontinued in connection with its bankruptcy filing in November 2001. The exchange agreement provided for the issuance of 13,678,250 Company shares to the shareholders of the Paintball. As a result, Paintball became a wholly owned subsidiary of the Company. The merger has been accounted for as a reverse merger of the Company with an inactive shell company. As a result, the prior operations of the Company have been excluded in the foregoing financial statements that reflect solely the operations of Paintball for the periods presented. Post petition liabilities of $169,900 are included in accounts payable at December 31, 2002. In connection with the reverse merger accounting, $7,677,877 of accumulated deficit related to the prior operations of the Company has been eliminated against the additional paid-in capital available from the prior operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

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

         Gross profits for the three months ended December 31, 2002, were $6,471.

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

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings
         -----------------

         The Company is not involved in any material litigation.

Item 4 - Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         On December 13, 2002, in accordance with a vote of the majority of the shareholders of the Company without a meeting and a vote of the Company's board directors, the Company changed its name to IPMC Holdings Corp..

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

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

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 25, 2003

/s/ Pamela Wilkinson
------------------------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of IPMC Holdings Corp. ("the Company")on Form 10- QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert Salveson, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: April 25, 2002

/s/ Pamela Wilkinson
-----------------------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer