Form 10QSB
period 2003-03-31
IPMC HOLDINGS CORP
filed 2003-05-12
CIK 1084463

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the fiscal quarter ended: March 31, 2003
                        Commission file number: 0-26445



                               IPMC HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)


          FLORIDA                                               59-3542362
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



                              11800 28 STREET NORTH
                         ST. PETERSBURG, , FLORIDA 33716
                    (Address of principal executive offices)
                                   (Zip code)

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

                                [X] Yes    [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2003: 16,081,296 shares of common stock, $.001 par value per share.

                               IPMC HOLDINGS CORP.
                   (FORMERLY ACCESS HEALTH ALTERNATIVES, INC.)

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  March 31, 2003...........................................................................    2
       Consolidated Statements of Operations (Unaudited)
                  For the Nine Months Ended March 31, 2003 and 2002 .......................................    3
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended March 31, 2003 and 2002.........................................    4

      Notes to Consolidated Financial Statements...........................................................    5

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.......    6


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings...........................................................................    7

      Item 4 - Submission of Matters to a Vote of Security Holders.........................................    7

      Item 6 - Exhibits and Reports on Form 8-K............................................................    7

      Signatures...........................................................................................    8

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               IPMC Holdings Corp.
                   (formerly Access Health Alternatives, Inc.)
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

                                     ASSETS
                                     ------
Current assets:
  Accounts receivable - trade                                       $   937,318
  Inventory                                                             235,462
                                                                    -----------
      Total current assets                                            1,172,780

Property and equipment, at cost, net of
  accumulated depreciation of $620,683                                2,385,949

Deposits                                                                 71,786
                                                                    -----------
                                                                    $ 3,630,515
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Notes payable                                                     $   550,000
  Note payable - related party                                        1,033,457
  Accounts payable                                                    1,824,948
  Accrued expenses                                                      168,317
  Accrued interest                                                      153,351
  Advances from affiliates                                              495,709
                                                                    -----------
      Total current liabilities                                       4,225,782


Stockholders' equity:
 Common stock, $.001 par value,
 50,000,000 shares authorized,
  16,081,296 shares issue and outstanding                                16,081
 Additional paid-in capital                                           3,046,568
 Deficit                                                             (3,657,917)
                                                                    -----------
                                                                       (595,268)
                                                                    -----------
                                                                    $ 3,630,515
                                                                    ===========

                 See accompanying notes to financial statements.

                               IPMC Holdings Corp.
                   (formerly Access Health Alternatives, Inc.)
                      Consolidated Statements of Operations
            For The Three Months and Nine Months Ended March 31, 2003
                                   (Unaudited)

                                             Three Months Ended                 Nine Months Ended
                                                  March 31,                         March 31,
                                            2003             2002             2003             2002
                                        ------------     ------------     ------------     ------------
Sales                                   $    817,504     $         --     $  2,546,173     $         --
Cost of sales and services                   224,141               --        1,871,144               --
                                        ------------     ------------     ------------     ------------
Gross profit                                 593,363               --          675,029               --

 General and administrative expenses         678,391          318,241        2,084,529        1,005,095
                                        ------------     ------------     ------------     ------------
(Loss) from operations                       (85,028)        (318,241)      (1,409,500)      (1,005,095)

Other income and (expense):
 Interest expense                           (134,851)         (11,000)        (153,351)         (11,000)
 Other income                                     --               --               --               --
                                        ------------     ------------     ------------     ------------
                                            (134,851)         (11,000)        (153,351)         (11,000)
                                        ------------     ------------     ------------     ------------
(Loss) before taxes                         (219,879)        (329,241)      (1,562,851)      (1,016,095)
Income taxes                                      --               --               --               --
                                        ------------     ------------     ------------     ------------
  Net (loss)                            $   (219,879)    $   (329,241)    $ (1,562,851)    $ (1,016,095)
                                        ============     ============     ============     ============


Per share information:

Basic and diluted (loss) per share      $      (0.01)    $      (0.03)    $      (0.11)    $      (0.10)
                                        ============     ============     ============     ============

Weighted average shares outstanding       16,002,046       10,000,000       14,800,523       10,000,000
                                        ============     ============     ============     ============


                 See accompanying notes to financial statements.

                               IPMC Holdings Corp.
                   (formerly Access Health Alternatives, Inc.)
                      Consolidated Statements of Cash Flows
                For The Nine Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                March 31,
                                                           2003           2002
                                                       -----------     -----------
Net (loss)                                             $(1,562,851)    $(1,016,095)
  Adjustments to reconcile net (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                           750,000              --
   Stock issued for services                               200,000              --
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable            (937,318)             --
    (Increase) decrease in inventory                       338,347         (37,750)
    Increase in other assets                               (58,136)         (9,025)
    Increase in accounts payable and
        accrued expenses                                   957,745          45,602
                                                       -----------     -----------
       Total adjustments                                 1,250,638          (1,173)
                                                       -----------     -----------
  Net cash (used in)
   operating activities                                   (312,213)     (1,017,268)
                                                       -----------     -----------
Cash flows from investing activities:
   Acquisition of plant and equipment                     (280,659)     (1,941,743)
                                                       -----------     -----------
Net cash (used in) investing activities
 investing activities                                     (280,659)     (1,941,743)
                                                       -----------     -----------
Cash flows from financing activities:
   Common stock sold or subscribed for cash                     --       2,916,917
   Advances from affiliates                                362,046          66,266
   Proceeds from notes payable                             150,000              --
   Proceeds from notes payable - related party              38,257              --
                                                       -----------     -----------
  Net cash provided by
   financing activities                                    550,303       2,983,183
                                                       -----------     -----------

Increase (decrease) in cash                                (42,568)         24,172
Cash and cash equivalents,
 beginning of period                                        42,568             985
                                                       -----------     -----------
Cash and cash equivalents,
 end of period                                         $        (0)    $    25,157
                                                       ===========     ===========


                 See accompanying notes to financial statements.

                               IPMC HOLDINGS CORP.
                   (FORMERLY ACCESS HEALTH ALTERNATIVES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Nine months ended March 31, 2003 compared to nine months ended
    March 31, 2002

         Sales for the nine months ended March 31, 2003, were $2,546,173. We had no sales in the first nine months of 2002 as we were not operational at that time.

         Cost of sales for the nine months ended March 31, 2003, were $1,871,144.

         Gross profits for the nine months ended March 31, 2003, were $675,029.

         General and administrative expenses for the nine months ended March 31, 2003, were $2,134,529, as compared to general and administrative expenses for the nine months ended March 31, 2003, of $1,005,095.

         As a result of the foregoing, for the nine months ended March 31, 2003, the Company incurred a net loss of $1,459,500, which was equal to a loss of $0.11 per shares, as compared to a net loss of $1,005,095, which was equal to a loss of $0.10, for the nine months ended March 31, 2002.

    Three months ended March 31, 2003 compared the three months ended March 31, 2002.

         Net sales for the three months ended March 31, 2003, were $817,504. The Company had no sales in 2001.

         Costs of sales for the three months ended March 31, 2003, were $224,141.

         Gross profits for the three months ended March 31, 2003, were $593,363.

         General and administrative expenses for the three months ended March 31, 2003, were $728,391, as compared to $318,241 for the three months ended March 31, 2002.

         As a result of the foregoing, for the three months ended March 31, 2003, the Company incurred a net loss of $269,879, which was equal to a loss of $0.02 per shares, as compared to a loss of $329,241, which was equal to a loss of $0.03 for the three months ended March 31, 2002..

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2003, the Company had a working capital deficiency of $645,267.

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings
         -----------------

         The Company is not involved in any material litigation.

Item 4   Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         On March 13, 2002, in accordance with a vote of the majority of the shareholders of the Company without a meeting and a vote of the Company's board directors, the Company changed its name to IPMC Holdings Corp.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------
         (a) None

         (b) Reports on Form 8-K

               None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IPMC Holdings Corp.




    Dated: May 9, 2003                    By: /s/Pamela Wilkinson
                                              ------------------------------
                                                 Pamela Wilkinson, President

                                 Certifications


I, Pamela Wilkinson, certify that:

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



Date: May 9, 2003

/s/ Pamela Wilkinson
---------------------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of IPMC Holdings Corp. ("the Company")on Form 10- QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Pamela Wilkinson, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: April 25, 2002

/s/ Pamela Wilkinson
---------------------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer