Form 10-K
period 2012-12-31
COIL TUBING TECHNOLOGY, INC.
filed 2013-03-22
CIK 1084463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No. 333-184443

COIL TUBING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0625217
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

19511 Wied Road, Suite E Spring, Texas	77388
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:(281) 651-0200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act	Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2012 was $3,412,013 (based upon the closing price for shares of common stock as reported by the OTC Pink market on that date).

The number of shares outstanding of the registrant's $0.001 par value common stock on March 15, 2013: 15,651,827 shares

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-K, may constitute forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed elsewhere in the Coil Tubing Technology, Inc. ("Company" or "CTT"), filings with the U.S. Securities and Exchange Commission ("SEC"). The statements contained in this document that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-K includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements. References in this Form 10-K, unless another date is stated, are to December 31, 2012. As used herein, the “Company”, “CTT”, ”we”, “us”, “our” and words of similar meaning refer to Coil Tubing Technology, Inc. and its wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., which in turn has three wholly-owned subsidiaries, Precision Machining Resources, Inc., Coil Tubing Technology, Inc. and Coil Tubing Technology Canada Inc.

ITEM 1. BUSINESS

History

Please refer to the Form S-1 Registration Statement filing (Amendment No. 3), Registration Number 333-184443, filed on January 18, 2013 and the final prospectus filed pursuant to Rule 424(b)(3) on January 30, 2013, for a more complete history of the Company. As a result of the effectiveness of the Form S-1 filing, the Company became a fully-reporting public company with the Securities and Exchange Commission effective January 28, 2013. This Form 10-K is the first periodic report filed by the Company since it became a fully-reporting public company on January 28, 2013.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 herein as the “JOBS Act,” and references herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Business Operations

We specialize in the design and production of proprietary tools for the coil tubing industry. We concentrate on three categories of coil tubing applications: tubing fishing, tubing work over and coil tubing drilling, which categories of applications are described in greater detail below. We currently outsource 95% of our tools and components to be manufactured by outside manufacturers and purchase the remaining 5% of our products off the shelf.

We focus on the development, marketing, sales and rental of advanced tools and related technical solutions for use with coil tubing and jointed pipe in the bottom hole assembly for the exploration and production of hydrocarbons (“E&P”).  Although various companies in the E&P services industry have realized the importance of coiled tubing, we have focused entirely on the development of dedicated, patented, proprietary downhole tools and related marketing strategies.

Our core products/tools are Jars, Rotating Tools, Jet Nozzles, Jet Hammers, Jet Motors, Accelerators and Oscillators. These tools are principally used in the drilling of oil and gas wells and the workover of existing wells. We have experienced significant revenue growth renting these tools over the last three years.

Our principal executive offices are located at 19511 Wied Road, Suite E, Spring, Texas 77388, and our telephone number is (281) 651-0200.  Our website address is www.coiltubingtechnology.com.  Information on our website is not incorporated by reference into this report.

Coiled Tubing Operations

Coiled tubing refers to using a long, thin, continuous string of hollow pipe that is mounted on a truck to workover oil and gas wells. Crews lower this tubing into the well under the careful control of an operator and once in place this pipe allows the usage of specialized tools, and the pumping of fluids such as nitrogen into the well. The tool string at the bottom of the coil is often called the bottom hole assembly (“BHA”). The BHA can range from something as simple as a jetting nozzle, for jobs involving pumping chemicals or cement through the coil, to a larger string of logging tools, depending on the operations. Coiled tubing is used for a wide range of oil field services, including but not limited to drilling, logging, fracturing, cementing, fishing, completion and production.

Due to the natural characteristics of the hydrocarbon reservoir, a production reservoir needs maintenance to keep up production levels. Traditionally, workovers were performed using traditional rigs and jointed pipes. However, in the experience of our management, improvements in the material used to manufacture coiled tubing as well as the quality of the tools used in the bottom hole assembly have boosted demand for coiled tubing compared to traditional jointed drill pipes.

Compared to a coiled tubing unit, a traditional rig using jointed tubes is complex, immobile and requires a large surface to operate. Moreover, coiled tubing allows for workovers leaving the production tubes in the well as the coiled tubing can be fed through the production tubes instead of having to pull these tubes out replacing them with jointed pipes. The consequential savings in time and related cost has proven to be significant.

Furthermore, drilling with coiled tubing allows the operator to virtually steer the BHA in any desired direction to optimize production of the reservoir with relative ease at limited cost, creating for example multi-lateral wells. If need be, the operator can maintain a continuous under-balanced condition throughout the whole drilling operation, whereas a conventional rig and jointed pipe may require re-establishment of under-balanced conditions every 30 feet drilled. Expanding an existing well to increase production levels using coiled tubing re-entry drilling, thereby extending the life of the existing facilities has created an enormous potential for the oil companies to reduce the cost per barrel produced.

Circulation - The most popular use for coiled tubing is circulation. A hydrostatic head (a column of fluid in the well bore) may be inhibiting flow of formation fluids due to its weight (the well is said to have been killed). The safest solution to this problem is to attempt to circulate out the fluid using a gas, frequently nitrogen. By running in coiled tubing to the bottom of the hole and pumping in the gas, the kill fluid can be forced out to production.

Pumping - Pumping through coiled tubing can also be used for disbursing fluids to a specific location in the well such as for cementing perforations or performing chemical washes of downhole components such as sandscreens. In the former case, coiled tubing is particularly advantageous compared to simply pumping the cement from surface, as allowing it to flow through the entire downhole pipe could potentially damage important components.

Drilling - A relatively modern drilling technique involves using coiled tubing instead of conventional drill pipe. This has the advantage of requiring less effort to get in and out of the well (the coil can simply be run in and pulled out while drill string must be assembled and dismantled joint by joint). Instead of rotating the drill bit by using a rotary table or top drive at the surface, it is turned by a downhole motor, powered by the motion of drilling fluid pumped from surface.

Logging and perforating - Well logging usually refers to downhole measurements made via instrumentation that is lowered into the well at the end of a wireline cable (the simplest way to lower equipment in and out of the well, usually just a long strand of very thin wire). These tasks are by default the realm of wireline because coiled tubing is rigid; it can be pushed into the well from the surface. This is an advantage over wireline, which is gravity dependent and depends on the weight of the toolstring to be lowered into the well. For highly deviated and horizontal wells, gravity may be insufficient.

Fishing - Fishing refers to the application of tools, equipment and techniques for the removal of junk, debris or fish (anything left in a wellbore) from a wellbore. By not having to connect individual pieces of pipe, coiled tubing crews greatly increase the speed of putting pipe into the well and saves time and costs for the well owner, whether dealing with circulation, pumping, drilling, logging and perforating and/or fishing operations.

Product Sales and Rentals

We believe that we have identified a market for an aggressive, innovative and independent, full line, tool company and have pursued that business strategy. We offer a turnkey tool package containing a full line of standard tools and proprietary downhole tools or a single item tool rental. Since the United States (“U.S.”) domestic market is currently by far the largest market for coiled tubing, we are focusing primarily on the domestic market, as well as expanding our presence in Canada. We are also working to expand our distribution markets to include Latin America, the North Sea and Middle Eastern markets.

We offer (1) product sales of our proprietary downhole tools, and (2) the ability for our customers to rent only a single item from our inventory.   We cause to be manufactured (i.e., we do not purchase such products off the shelf, but instead have the following tools manufactured by third parties based on our engineering specifications and plans) several products used in drilling applications, including the following products described in greater detail below:

Coiled Tubing Drilling - Although coiled tubing drilling has always provided an alternative to traditional vertical drilling, more sophisticated applications like horizontal, underbalanced, and re-entry drilling have elevated the success of coiled tubing in drilling applications in recent years. Our coiled tubing drilling products include:

• The “Jet Motor”

The Jet Motor is a tool that produces rotation and horsepower by pumping fluid or gas through the components of the tool. The power generated by the tool is then used to drill subterranean objects in an oil well or to deepen an existing well.

• The “Pulsator”	The Pulsator is a tool much like an automobile shock absorber. The tool absorbs spike loads induced by the drilling application, which are often created by a Jet Motor or other similar tool.
• The CTT “H/H”

The CTT H/H jar enables energy to be stored like a spring placed in tension. When released the energy accelerates and is released to an internal hammer and anvil creating impact force to strike an object in a well.

• The CTT “Amplidyne”

The CTT Amplidyne is used to store the energy released by the CTT H/H through a fluid spring. Upon release of the energy, the Amplidyne allows acceleration of energy and magnifies the impact of the CTT H/H.

• The CTT “Oscillator”	The CTT Oscillator distributes fluid and pressure through coil tubing, up to a volume required by a customer’s hydraulic specifications inducing vibration of the pipe.

All of the products listed above are currently available for rent or sale by the Company.  Additionally, the Company sometimes modifies its product at the request of a client and then sells such modified product to the client instead of renting it out.

Thru Tubing Well Maintenance - One of the biggest advantages of using coiled tubing technology is the ability to perform live-well workovers instead of killing the well first with fluids and deploying a conventional workover rig to the well. Our tools allow the well tubing to be cleared instead of replaced. We believe that the time and cost savings and ultimate effect on the cost per barrel produced using our technology is considerable. Our thru tubing well maintenance products include:

• The “Jet Hammer”

The Jet Hammer is a tool that creates rotational horsepower and axial impact energy to remove objects from a wellbore. The tool works under the same principal as a jackhammer cycling to 2000 impacts per minute. The tool is used for the removal of scale, sand cement, barium and paraffin from production tubing and the tool is also effective in shattering glass and ceramic discs placed in the well. The tool can be powered by water, light drilling fluids, air, nitrogen or other acid media. The tool is easy to operate and can withstand temperatures of up to 500 degrees Fahrenheit. Bits for the Jet Hammer are designed to maximize the penetration rate of the tool by taking advantage of the tool’s unique combination of rotational and percussive impact forces.

• The “Jet Motor”

The Jet Motor is a very compact (19 inch overall length) downhole motor. The tool has a unique jetting system to maximize torque. It has no rubber thereby allowing the use of acids, nitrogen or fluid at high operating temperatures. The tool is ideal for use in wells up to 500 degrees Fahrenheit.

• The “Jet Nozzle”	The Jet Nozzle incorporates a unique nozzle system developed for removal of downhole media deposits that impede efficient well productivity.
• The 5 1/8 ”Rotorjet”	The 5 1/8” RotorJet is a tool developed with Hammelmann Corporation and is used to clean production tubing of sediments deposited during the production of oil and gas.

All of the products listed above are currently available for rent or sale by the Company.

Coiled Tubing Fishing - Fishing in the oilfield is generally known as the process of removing debris from a well. The process is used when a well production is affected and the debris must be removed. Our coiled tubing fishing products include:

• The “Rotating Tool”

The Rotating Tool has been designed and developed specifically for use in our coiled tubing operations. Its purpose is to mechanically provide rotation to assist in connecting to a fish. The Rotating Tool can be also be used with CTT H/Hs in combination with an Amplidyne to remove a fish that remains stuck.

• The CTT “H/H ”	The CTT H/H as described in the drilling application above can also be used in the fishing operations.
• The CTT “Amplidyne”	The CTT Amplidyne, also discussed above, can also be used for fishing operations.

All of the products listed above are currently available for rent or sale by the Company.

Coiled Tubing Industry

The coiled tubing industry is made up of three operational markets:

—	Oil Companies;
—	Coiled Tubing Operators; and
—	Service Companies.

Oil companies typically outsource most of their coil tubing work to the E&P service industry in general and the coiled tubing industry in particular. The oil companies’ engineers rely on coiled tubing operators and downhole service companies to provide operational recommendations and applications to accomplish a specific task on their well. They are constantly seeking new tools for their operations, which often allow proprietary tool companies, such as us, an advantage on their wells. The trend to outsource services is expected to continue, as the oil companies are not interested in owning and paying for the upkeep of high cost coil tubing equipment and tools. As a result, service companies are responsible for the operation of the majority of drilling and fishing procedures using coil tubing technology. The service companies use mostly proprietary tools and large service companies, with whom we compete, including National Oilwell Varco, Thru Tubing Solutions, Baker-Hughes, Weatherford, and Smith International, all of whom are increasing their focus on drilling. These companies are attempting to create a one-stop-shop concept with turnkey solutions for oil companies, especially abroad, as the U.S. domestic market is regarded as highly competitive in this respect.

Market for Coiled Tubing

We believe that the U.S. domestic market and Canada, which we are actively trying to expand our presence in is by far the largest and the most competitive market for coil tubing technology, due to the older age of wells and the difficulty in keeping them profitable. Moreover, the U.S. is considered to be the breeding ground for new technology with a consequential large build-up of coiled tubing units and related companies keeping the rates competitive and therefore coiled tubing workovers more viable.   We are currently focusing our efforts primarily in the U.S and Canada; however we are also working to expand our distribution markets to include Mexico, the North Sea and Middle Eastern markets.

Business Strategy

We have based our business strategy on the sales and rental of our product lines to oil companies; coiled tubing operators and well servicing companies.

There are four components to our strategic vision:

—	Build profitable year over year sales of existing proprietary products;
—	Accelerate development of new proprietary products for the oil and gas industry;
—	Accelerate growth of new distribution stockpoints worldwide; and
—	Expand into other areas of drilling, such as conventional drilling tools.

We believe increasing our proprietary product lines availability to our customers is critical to our profitability. Therefore, we will focus on initiatives to drive year over year sales growth for our existing products, funding permitting, emphasizing:

—	Enhanced customer focus through a concerted sales and marketing effort in the future;
—	Increased investment in product lines; and
—	Accelerated growth of new product lines.

Material Agreements

Hammelmann Distributor Contracts - On or about January 1, 2007, Coil Tubing Technology, Inc. (“CTT Texas”), the wholly-owned subsidiary of Holdings, entered into two Statement of Understandings with Hammelmann Corp. (“Hammelmann” and the “Statement of Understandings”). The Statement of Understandings provide for Hammelmann to provide CTT Texas the coil tubing nozzles known as the 5 1/8” RotorJet and “TurboJet” and the surface cleaner known as the “Coil Tubing Cleaner” and for CTT Texas to market, field test and to report the performance to Hammelmann, with any revenues generated on such products to be split 50/50 between CTT Texas and Hammelmann. The Statements of Understandings remain in effect until terminated with sixty (60) days prior written notice to the non-terminating party. For the years ended December 31, 2012 and 2011, there have been no revenues generated under this agreement.

Distribution Agreement - The Company has a Distribution Agreement in place with Supreme Oilfield Services (“Supreme”) pursuant to which Supreme has agreed to distribute the Company’s products in the area south and west of Corpus Christi, Texas.  The agreement was effective May 5, 2010, and renewable for successive one year terms thereafter until terminated by any party for any reason with ninety (90) days prior written notice. The Distribution Agreement, similar to other distribution agreements the Company has entered into in the past and which the Company may enter into in the future provides for the Company to train the employees of the distributor, provide product literature, expense reimbursements, and engineering and field support and that the parties will work together to jointly promote the products subject to such Distribution Agreement. Total rentals for products under this agreement are $2,288,244 and $1,891,259 for the years 2012 and 2011.

Billing Process

 We bill rental fees based on the use of rented tools by our customers. If a tool is on a jobsite but not being used for a downhole application we receive a standby fee for and if any tool is used downhole on any particular day we receive a much larger day rate for the use of these tools. We also bill our customers for the full cost of any tools which are lost and/or damaged in use and recognize the full cost of the tool as revenue after subtracting the net carrying cost of such tool.

Corporate Organization

We currently have one wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., a Nevada corporation, which in turn has three wholly-owned subsidiaries, Precision Machining Resources, Inc. (“PMR”) and Coil Tubing Technology, Inc. (“CTT Texas”) both of which are Texas corporations, and Coil Tubing Technology Canada Inc., an Alberta, Canada corporation (“CTT Canada”). The majority of our tool rental operations are run through CTT Texas. PMR owns certain manufacturing equipment formerly used to produce tools used in the workover segment of the Company’s rental business, which generally require smaller tools than other coil tubing operations. PMR also stocks coil tubing tool parts which it sells directly to other service companies, making PMR a supply and sales arm for non-proprietary tools and equipment of the Company. CTT Canada opened a sales and service center in Alberta, Canada, and became operational in January 2012. We hope to expand our operations in Canada in 2013 as we see Canada as one of the largest markets for coil tubing products and technology.

Major Suppliers

We obtain materials which we use to produce our coil tubing technology from the following suppliers, however we do not have any agreements in place with such suppliers:

—	Industrial Bearing Services (IBS);
—	H.E. Halford Welding;
—	South Texas Inspection; and
—	Triple J Coil Tubing Products, LLC.

Precision Machining Specialties is our principal contract manufacturer of our patented products/tools. This manufacturer is located next to our corporate facility in Spring, Texas.

Major Customers

The Company had total revenue of $7,764,984 and $5,541,131 during the years ended December 31, 2012 and 2011 respectively. The Company had two customers representing approximately 16% and 18% of gross sales and 32% and 20% of total accounts receivable for the year ended December 31, 2012. The Company had one customer that represented greater than approximately 10% of gross sales and 22% of total accounts receivable for the year ended December 31, 2011, respectively.

The majority of our revenues have historically been due to a small number of repeat customers. However, our repeat customers are using our products in multiple geographic locations such as the Eagle Ford shale in South Texas, the Haynesville shale in Northwest Louisiana, the Marcellus shale in Pennsylvania and the Bakkan shale in Alberta, Canada. Each location is unique in its customer relations and purchasing and rental process. Generally, we maintain an inventory of our products/tools at the customer location. We do not currently have any material agreements in place with any of our customers (except as set forth above under “Material Agreements”, above). We bill our customers based on POs which contain standard provisions, and allow our customers thirty (30) days from the PO date to pay for their tool rentals.

Patents, Trademarks and Licenses

Below is a summary of the Company’s trademark and patents, pending patents and related rights as of December 31, 2012, which Patents were acquired from Jerry Swinford, the Company’s Executive Vice President and Chairman pursuant to the November 2010 IP Purchase Agreement and January 2012 IP Assignment Agreement (both described in greater detail below under “Certain Relationships and Related Transactions”), provided that Mr. Swinford has a first priority security interest over the Patents until such time as the $1,175,000 promissory notes he was provided in connection with the IP Purchase Agreement are satisfied in full (the first note, in the amount of $475,000 was paid in full in January 2011):

Type of Intellectual Property	Registered Number (or Provisional Number)	Expiration Date
Trademark - Registered Mark	Serial No. 3,355,177	The Trademark will continue as long as it is used in the marketplace
Patent - Letters Patent Issued Subterranean Rotating Device & Method	Serial No. 5584342	Expires June 6, 2015 (assuming payment of maintenance fees)
Patent - Jet Motor For Providing Rotation In a Downhole Tool	US - No. 7,686,102 Singapore – No. 146369 Canada-Application No. 2,646,326	March 29, 2027 (assuming payment of maintenance fees) National Entry September 23, 2008 (registration has not been finalized as of the date of this filing)
Patent– Rotation Tool	US - No. 7,946,348 Canada-Application No. 2,734,285 Indonesia-Application No. W00201001371

December 4, 2029

(assuming payment of maintenance fees)

Examination Requested March 7, 2012 (registration has not been finalized as of the date of this filing)]

National Entry April 28, 2010 (registration has not been finalized as of the date of this filing)

Patent Application Filed – Drilling Jar	US - No. 8151910 Canada-Application No. 2,723,420 Indonesia- IDP 0029982	May 7, 2029 (assuming payment of maintenance fees) Examination Requested March 7, 2012 (registration has not been finalized as of the date of this filing) November 26, 2030
Patent Application Filed – Jet Hammer	US - No. 12/480,680	Filed June 8, 2009 (registration has not been finalized as of the date of this filing)
Patent Application Filed – Method and Apparatus for Washing Downhole Tubulars and Equipment	US - No. 13/046,662 Norway Application No. 20120910	Filed March 11, 2011 (registration has not been finalized as of the date of this filing) National Entry August 15, 2012 (registration has not been finalized as of the date of this filing)
Provisional Patent Application Filed-Downhole Oscillator	US - 13/434,812	Non provisional filed on March 29, 2012 (registration has not been finalized as of the date of this filing)
Patent Cooperation Treaty (“PCT”) – Patent Application Filed	UK Application No. 1216072.7	National Entry September 10, 2012 (registration has not been finalized as of the date of this filing)
Patent – Jet Motor For Providing Rotation In a Downhole Tool	US - No. 8151908	December 4, 2029 (assuming payment of maintenance fees)

The issued patents and the PCT, provisional and non-provisional patent applications, which are described above (collectively the “Patents”) make up the core of our business and we believe provide us with a competitive advantage over other coil tubing companies. The vast majority of our revenues are derived from the Patents, through the manufacture and rental of our proprietary tools based on the Patents. There are risks associated with our loss of the use of the Patents, which are described in greater detail above under “ If We Are Unable To Adequately Protect Our Intellectual Property Rights Our Business Is Likely To Be Adversely Affected ” and “Jerry Swinford, Our Executive Vice President And Chairman Has A First Priority Security Interest Over Our Patents”.

Research and Development

Over the past two years we have incurred research and development costs to advance the technology of our coil tubing technologies and workover product lines. We will continue to incur these research and development costs in 2013.

Seasonality

Our revenues are generated by drilling and well services activities, and therefore, cold weather and holidays and employee vacations during our first and fourth quarters exert downward pressure on revenues for those quarters, which is usually partially offset by the year-end efforts on the part of many customers to spend any remaining funds budgeted for services and capital expenditures during the year. Our customers’ annual budget process is normally completed in the first quarter of each calendar year, which can slow our services at the beginning of the year. Principally, due to these factors, our first and fourth quarters are typically less robust than our second and third quarters.

Employees

As of March 15, 2013, we had 28 full-time employees and no part-time employees. We also utilize independent contractors and consultants to assist us with key functions. Our agreements with these independent contractors and consultants are usually short-term. We believe that our relations with our employees, independent contractors and consultants are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

Available Information

We are subject to the information and reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, under which we file periodic and other reports with the United States Securities and Exchange Commission, or SEC. Additionally, we may provide shareholders proxy and information statements and other information in the future. Copies of the reports and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov.

Information about Coil Tubing Technology, Inc. is available on our website (www.coiltubingtechnology.com). Information on our website is not incorporated by reference into this report.

Government Regulations

Our assets and operations are subject to regulation by federal, state and local authorities, including regulation by the Federal Energy Regulatory Commission (“FERC”) and regulation by various authorities under federal, state and local environmental laws.  In addition, because we operate in multiple states and Canada, we are subject to various taxing authorities. Regulation affects almost every aspect of our business.  Changes in such regulations may affect our capacity to conduct our business effectively and/or to operate profitably.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. Specifically, Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standard. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

ITEM 1A. RISK FACTORS.

Set forth below and elsewhere in this Report and in other documents that we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Report could have a material adverse effect on our business, financial condition and results of operations and that upon the occurrence of any of these events, the trading price of our common stock could decline. The below risk factors include a discussion of all material risks which we believe are applicable to the Company, its operations and its securities.

We May Require Additional Financing To Implement Our Business Plan And Continue Developing And Marketing Our Products. The revenues we have generated since our incorporation have not been sufficient to support our operations, which have principally been funded through sales of common stock to date. We currently believe that we will be able to continue our business operations for approximately the next twelve months with our current cash on hand and from our expected revenues. Historically we have received funds from our largest shareholder and former Director, Herbert C. Pohlmann, through private placements of our common stock, which we have used to fund our operations.  We anticipate the need for additional funding to support the planned expansion of our operations over the next approximately twelve months. Additional available capital may not be available on favorable terms, if at all.   We may choose to raise additional funds in the future through sales of debt and/or equity securities to support our ongoing operations and for expansion.

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations and repay our outstanding liabilities. If we do not raise the additional capital, it is likely that we may need to scale back or curtail implementing our business plan.

We May Have Difficulty Obtaining Future Funding Sources, If Needed, And We May Have To Accept Terms That Would Adversely Affect Shareholders. We will need to raise funds from additional financing. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then shareholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Our Ability To Grow And Compete In The Future Will Be Adversely Affected If Adequate Capital Is Not Available. The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Our cash flow from operations may not be sufficient or we may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Shareholders Who Hold Unregistered Shares Of Our Common Stock Will Be Subject To Resale Restrictions Pursuant To Rule 144, Due To The Fact That We Are Deemed To Be A Former “Shell Company”. Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. While we do not believe that we are currently a “shell company”, we were previously a “shell company” and as such are deemed to be a former “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 may not be able to be made until we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company”. Because we are deemed to be a former “ shell company”, none of our non-registered securities will be eligible to be sold pursuant to Rule 144, until at least a year after the effective date of our Form S-1 Registration Statement, January 28, 2013 (assuming we continue to file the reports required under the Exchange Act), any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we have complied with the requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned).

We Lack A Significant Operating History Focusing On Our Current Business Strategy Which You Can Use To Evaluate Us, Making Share Ownership In Our Company Risky. Our Company lacks a long standing operating history focusing on our current business strategy which investors can use to evaluate our Company’s previous earnings. Therefore, ownership in our Company is risky because we have no significant business history and it is hard to predict what the outcome of our business operations will be in the future.

We Have Established Preferred Stock Which Can Be Designated By The Company's Board Of Directors Without Shareholder Approval And The Board Established Series A Preferred Stock, Which Gives The Holders Majority Voting Power Over The Company. The Company has 5,000,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. In May 2007, we designated 1,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the "Series A Preferred Stock"). The Series A Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. Shortly after being designated, we granted all 1,000,000 shares of such Series A Preferred Stock to our Executive Vice President and Chairman, Jerry Swinford, who held such shares until his entry into the Executive Employment Agreement in November 2010, described below under “Executive Employment Agreements” pursuant to which such Series A Preferred Stock were cancelled. The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”).  In June 2007, we designated 1,000,000 shares of Series B Preferred Stock and subsequently issued such Series B Preferred Stock to Grifco.  The Series B Preferred Stock have no voting rights, no dividend rights, and no conversion rights (provided that such shares were previously convertible into 66,667 shares of our common stock (0.0667 of one share for each share of Series B Preferred Stock outstanding), prior to November 30, 2012, only if Grifco International, Inc. (“Grifco”) exercised its option to acquire the Series A Preferred Stock of the Company for aggregate consideration of $100, which option and which conversion rights have since expired).  We believe that Grifco is no longer an operating entity.

Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have.

Herbert C. Pohlmann, Our Majority Shareholder and Former Director, Can Vote A Majority Of Our Common Stock And Can Exercise Control Over Corporate Decisions. Herbert C. Pohlmann, our majority shareholder and former Director beneficially owns 14,451,095 shares of our common stock as of the date of this filing, representing 83.3% of our outstanding common stock giving him the right to exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Pohlmann may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.  Additionally, as described below under “Certain Relationships and Related Transactions” Mr. Pohlmann has made an approximate $3.75 million provision for our Executive Vice President and Chairman, Jerry Swinford in the event Mr. Pohlmann dies, which could cause conflicts of interest between Mr. Pohlmann, Mr. Swinford as our Executive Vice President and Chairman, and our minority shareholders.  Mr. Pohlmann has also entered into a voting agreement with Mr. Swinford, described in greater detail below under the risk factor entitled “Jerry Swinford, Our Executive Vice President, And Director Is Party To A Voting Agreement With Our Majority Shareholder”.

Jerry Swinford, Our Executive Vice President, And Director Is Party To A Voting Agreement With Our Majority Shareholder. In January 2011, the Company’s majority shareholder and former Director, Herbert C. Pohlmann, and the Company’s Executive Vice President, Chief Executive Officer and Director, Jerry Swinford, entered into a Voting Agreement, pursuant to which Mr. Pohlmann agreed to vote the shares of the Company which he owns as directed by Mr. Swinford from time to time, to appoint at least 40% of the Company’s Board of Directors, rounded up to the nearest whole number of Directors. As such, Mr. Swinford has the right to direct Mr. Pohlmann to appoint two (2) out of every five (5) Directors of the Company, as determined by Mr. Swinford in his sole discretion, pursuant to the Voting Agreement, which remains in effect until December 31, 2015.  Accordingly, Mr. Swinford will exercise significant control in determining the appointment of Directors and subsequently, the outcome of corporate transactions or other matters concerning the Company, including the appointment of officers. The interests of Mr. Swinford may differ from the interests of the Company and the Company’s other stockholders.  The voting rights provided to Mr. Swinford pursuant to the Voting Agreement may be viewed negatively by investors and the marketplace and may cause the value of our shares to decline in value and/or be worth less than similarly situated companies which do not have similar voting arrangements in place.

We Rely On Our Executive Vice President And Chairman, Jerry Swinford, And If He Were To Leave Our Company Our Business Plan Could Be Adversely Effected. We rely on Jerry Swinford, our Executive Vice President and Chairman, for the success of our Company. Mr. Swinford has an employment agreement with us, currently effective until November 2015, which employment agreement is described in greater detail below under “Executive Compensation”, “Executive Employment Agreements”.  Mr. Swinford’s experience and input creates the foundation for our business and he is responsible for the direction and control over the Company’s development activities. Moving forward, should he be lost for any reason, the Company will incur costs associated with recruiting a replacement and any potential delays in operations which this may cause. If we are unable to replace Mr. Swinford with another individual suitably trained in coil tubing technology we may be forced to scale back or curtail our business plan.

Our Officers Receive Discretionary Bonuses From Time To Time In the Sole Discretion of The Board of Directors, And Have The Ability To Approve Their Own Bonuses. The Employment Agreements of our officers, Jerry Swinford and his son, Jason Swinford, provide for them to receive discretionary bonuses from time to time in the sole discretion of the Board of Directors.  To date Jerry Swinford has received a discretionary bonus of $108,000 for both the 2011 and 2012 fiscal years and Jason Swinford has received discretionary bonuses of $144,000 and $200,000, for the 2011 and 2012 fiscal years, respectively, which have been paid in full.  The bonuses were not granted based on any certain revenue or EBITDA targets, but were instead granted at the discretion of the Board of Directors based on new technology developed for the Company by Jerry Swinford and on new sales generated by Jason Swinford during the 2011 and 2012 calendar years. As Jerry and Jason Swinford represent all of the members of the Board of Directors, they have the power, in their sole discretion, to approve discretionary bonuses to themselves from time to time and to further determine the amount of such discretionary bonuses.  The approval and payment of discretionary bonuses to Jerry and Jason Swinford at the discretion of the Board of Directors (of which Jerry and Jason Swinford are the only members) may ultimately not be in the best interests of the Company or its shareholders.  Furthermore, the perception from the investing community that such discretionary bonuses are not fair to the shareholders or the Company, may be perceived negatively.  The payment of discretionary bonuses may create actual or perceived conflicts of interest between such officers, the Company and the Company’s shareholders. Our results of operations may be adversely affected by discretionary bonuses declared and paid to Jerry and Jason Swinford and the value of our common stock may be adversely affected by such discretionary bonuses and/or negative perceptions from the investing community regarding such bonuses.  See also the risk factor below entitled “We Face Corporate Governance Risks And Negative Perceptions Of Investors Associated With The Fact That We Currently Have Only Two Directors, None of Whom Are Independent” and the description of the Employment Agreements below under “Executive Compensation”, “Executive Employment Agreements”.

Our Chief Executive Officer and Executive Vice President Have The Right To Receive Substantial Bonuses From The Company Pursuant To Their Employment Agreements. The Employment Agreements of our Chief Executive Officer, Jason Swinford, and his father, Jerry Swinford, our Executive Vice President, provide them the right to receive discretionary bonuses (as described in the risk factor above), bonuses based on our yearly EBITDA (for each year other than fiscal 2013), bonuses based on our gross profit (for fiscal 2013) and in Jason Swinford’s case, a bonus based on the occurrence of certain fundamental transactions which effect the Company.

Each of the executives is due a bonus at the end of each calendar year during the term of the agreements (other than 2013) in the event the Company has positive earnings before interest, taxes, depreciation and amortization (minus extraordinary items including stock buybacks, acquisitions and other extraordinary items as determined at the reasonable discretion of the Board of Directors of the Company, and legal fees associated with such items) (“EBITDA”) for the prior calendar year ended December 31 (the “Prior Year”). The bonus is based on a percentage of the officer’s annual base salary for the Prior Year (the “Prior Year’s Salary”) pursuant to a set schedule from between 100% of the Prior Year’s Salary if EBITDA exceeds $7 million to no bonus if EBITDA is less than $2 million.

The officers were also provided the right to earn a profit sharing bonus equal to 2.5% of the Company’s Gross Profit (the “Profit Bonus”) monthly in arrears for each month from January 2013 through December 2013 (each a “Profit Sharing Month”), which Profit Bonus is paid to the officers by the Company based on the applicable Profit Sharing Month’s Gross Profit. “Gross Profit” is defined as the Company’s gross profit (in the event the Company has a gross loss for any period, there shall be no Gross Profit for the applicable period) for each applicable period, calculated by taking the Company’s revenue for the applicable period and subtracting cost of revenues.

In addition to the bonuses described above, Jason Swinford’s Employment Agreement provides for him to receive a bonus (the “Transaction Bonus”) in the event that a (a) Change of Control (as defined in the Employment Agreement) of the Company, Holdings, or CTT Texas; or (b) the sale by the Company of substantially all of the assets of the Company (or controlling interests in the Company’s subsidiaries), each in one or more related transactions (each a “Bonus Transaction”); occurs while Mr. Swinford is employed under the terms of the Employment Agreement or within six (6) months of the termination of such agreement by the Company for any reason other than cause, or by Mr. Swinford for good reason.  The Amount of the Transaction Bonus varies based on a set schedule and provides for Mr. Swinford to receive from between $2 million in the event the total consideration received by the Company and its shareholders is more than $75 million to $5 million in the event the total consideration received by the Company and its shareholders is more than $150 million.

The Employment Agreements and the bonuses are described in greater detail below under “Executive Compensation”, “Executive Employment Agreements”.  Due to the structure of the bonuses, the officers have an incentive to increase our EBITDA and Gross Profit in the periods covered by the bonuses and Jason Swinford has an incentive to facilitate a Bonus Transaction.  Such bonuses may cause actual or perceived conflicts of interest between such officers, the Company and the Company’s shareholders. The payment of the bonuses will likely have a material adverse effect on our results of operations, cash flow and funds available for business operations.  The payment of the bonuses may force us to curtail or abandon planned expansion activities.  The requirement for the Company to pay the bonuses could prevent a change of control of the Company.  Consequently, the bonuses could cause the value of our common stock to decline in value and/or be valued at less than a similarly sized company which does not have a similar bonus structure.

We Will Owe Substantial Consideration To Our Chief Executive Officer and Executive Vice President In The Event They Are Able to Terminate Their Employment Agreements With Us For “Good Reason”, Including Their Death Or Disability. We entered into five year Executive Employment Agreements with Jerry Swinford to serve as our Chief Executive Officer and Jason Swinford to serve as our Chief Operating Officer in November 2010.  In December 2011, the agreements were amended, Jerry Swinford resigned as Chief Executive Officer of the Company (provided that he still serves as the Treasurer, and Secretary of the Company) and was appointed as Executive Vice President of the Company and Jason Swinford was appointed as the Chief Executive Officer of the Company.  The agreements were subsequently amended again in August 2012, October 2012 (effective August 2012) and March 2013 (effective August 2012) and the December 2011, August 2012, October 2012 and March 2013 amendments are reflected in the discussion below.  Both agreements are renewable for additional one-year terms as provided in the agreements.  Pursuant to Jerry Swinford’s amended employment agreement, he is currently due $120,000 per year for services to the Company.  Pursuant to Jason Swinford’s amended employment agreement, he is currently due $200,000 per year for services to the Company.  Additionally, each is due Options and Bonuses (as described below under “Executive Compensation”, “Executive Employment Agreements”) pursuant to the agreements.  If either individual’s employment is terminated by the Company for “cause” as defined in their agreements, the Company is required to pay such individual the compensation earned by him through the date of termination, including any Bonus which is due (which is calculated pro rata through the end of the last full calendar quarter as applicable), within 10 days of such termination date.  In the event the Company terminates either individual’s employment for no reason or such individual terminates the agreement for “good reason” as provided for in the agreements, including his death, the Company materially diminishing his responsibilities, his disablement, the Company breaching any term of the employment agreement, or a constructive termination (including such individual being demoted, having his salary decreased or being forced to relocate), the Company is required pay such individual his salary for the remaining amount of the term of the agreement (at such times as the consideration would be due as if he was still employed by the Company), along with an additional $100,000 lump sum payment, due within 10 days of the termination date of the agreement.  As such, in the event that either Jerry or Jason Swinford’s employment agreements are terminated by them for “good reason”, including, but not limited to their death or disablement, we will be forced to continue to pay their salaries, honor their Options and pay them (or their estate) the bonuses they would have been due as if they were still employed by the Company, as well as paying them a $100,000 lump sum payment.  The requirement for the Company to continue to pay the salaries and other compensation to Jerry and Jason Swinford after they are no longer employed by the Company could prevent us from having sufficient available cash to engage new officers or Directors, materially adversely affect our ability to pay our expenses as they become due, negatively affect our results of operations, and/or prevent a change of control of the Company.

We Face Corporate Governance Risks And Negative Perceptions Of Investors Associated With The Fact That We Currently Have Only Two Directors, None of Whom Are Independent. Currently, our officers and directors include Jerry Swinford and Jason Swinford, his son.  As such, Jerry and Jason Swinford have significant control over our business direction.  As such, Jerry and Jason Swinford have control of the Board of Directors and can, among other things, declare themselves discretionary bonuses, take actions to maximize the consideration they are due under their Employment Agreements, and determine their own compensation levels. Jason Swinford and Jerry Swinford are also our Chief Executive Officer and Executive Vice President, respectively. As such, Jason and Jerry Swinford have significant control over our business direction. Additionally, there are no independent members of the Board of Directors available to second and/or approve related party transactions involving Jerry or Jason Swinford or Mr. Pohlmann, including the compensation paid to Jerry or Jason Swinford and the employment agreements we enter into with such individuals. Therefore, investors may perceive that because no other Directors are approving related party transactions involving Jerry or Jason Swinford or Mr. Pohlmann, that such transactions are not fair to the Company. The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple unrelated and independent officers and Directors due to the investing public’s perception of limitations facing our Company due to the above.

We Have Arrangements In Place With Various Manufacturers To Build And Produce Our Products, And If The Demand For Those Manufacturers’ Skills Increases, The Cost Of Producing Our Products May Increase, Causing Our Profits (If Any) To Decrease. We currently have a number of arrangements with various manufacturing shops which manufacture our Coil Tubing Technology tools and equipment. In the event that the demand for those manufacturers’ time and unique skills increase, we may be forced to pay more money to have our products manufactured. If this were to happen, we may be forced to charge more for our products, which may cause the demand for our products and consequently our sales to decrease, which would likely cause any securities which you hold to decrease as well. Additionally, if the materials which our products are made from, including steel, increase in cost, it could similarly cause increases in the cost of manufacturing our products, which could force us to increase the prices we charge for our products, which could cause the demand for such products to decline.

Our Future Success And Profitability May Be Adversely Affected If We Fail To Develop And Introduce New And Innovative Products That Appeal To Our Customers. The oil and gas drilling industry is characterized by continual technological developments that have resulted in, and likely will continue to result in, substantial improvements in the scope and quality of oilfield chemicals, drilling and artificial lift products and services and product function and performance. As a result, our future success depends, in part, upon our continued ability to develop and introduce new and innovative products in order to address the increasingly sophisticated needs of our customers and anticipate and respond to technological and industry advances in the oil and gas drilling industry in a timely manner. If we fail to successfully develop and introduce new and innovative products and services that appeal to our customers, or if new companies or our competitors offer such products, our revenue and profitability may suffer.

If We Are Unable To Adequately Protect Our Intellectual Property Rights Our Business Is Likely To Be Adversely Affected. We rely on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect our proprietary rights. The measures we have taken or may take in the future may not prevent misappropriation of our proprietary information or prevent others from independently developing similar products or services, designing around our proprietary or patented technology or duplicating our products or services. Furthermore, some of our intellectual property rights are only protected by patent applications and we may choose to not move forward with those patent applications in the future. Finally, our patent applications may not be granted in the future. In the event that we do not move forward with the patent applications and/or do not obtain registration of those patents, we will have a diminished ability to protect our proprietary technology, which could cause us to spend substantial funds in connection with litigation and/or may force us to curtail or abandon our business activities.

Jerry Swinford, Our Executive Vice President And Chairman, Has A First Priority Security Interest Over Our Patents. The Patents (defined above under “Item 1. Business”, “Patents, Trademarks and Licenses”) which we acquired from Jerry Swinford, our Executive Vice President and Chairman, are significant to our operations and are required for us to operate our business and protect our intellectual property rights. Mr. Swinford currently holds a first priority security interest over the Patents in order to secure the repayment of a  note in the original amount of $700,000 which is due September 15, 2015, and is payable in monthly installments of the lesser of $12,963 or the amount outstanding under such note per month, which note was  provided to Mr. Swinford by the Company in connection with the IP Purchase Agreement and IP Assignment Agreement described in greater detail below under “Management's Discussion And Analysis Of Financial Condition And Results Of Operations”, “Liquidity and Capital Resources”.  In the event we default in the repayment of such note and Mr. Swinford enforces his security interest over the Patents we may be forced to curtail or abandon our business operations.  The total amount outstanding under the note as of December 31, 2012 was $401,851.

A Significant Amount Of Our Revenues Are Due To Only A Small Number Of Customers, And If We Were To Lose Any Of Those Customers, Our Results Of Operations Would Be Adversely Affected. The Company had total revenue of $7,764,984 and $5,541,131 during the years ended December 31, 2012 and 2011, respectively. The Company had two customers representing approximately 16% and 18% of gross sales for the year ended December 31, 2012. The Company had one customer that represented greater than 10% of gross sales for the year ended December 31, 2011.

As a result, the majority of our revenues are due to only a small number of customers, and we anticipate this trend continuing moving forward. Additionally, we do not have any contracts in place with the majority of our customers (except as described above under “Item 1. Business”, “Material Agreements”) and instead operate purchase order to purchase order with such customers. As a result, a termination in relationship or a reduction in orders from these customers could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.

A Significant Amount Of Our Revenues Come From Entities Which Are Also Our Competitors, And If We Were To Lose Any Of Those Customers, Or They Were To Create Products To Directly Compete With Ours, Our Results Of Operations Would Be Adversely Affected. For the year ended December 31, 2012, a significant portion of our revenues came from customers who are also our competitors. While these companies do not currently compete directly for our products, they offer similar products. If these entities, or any other entity which is a future customer of ours, creates products in the future which directly compete with ours, such entities will likely cease using our services and our revenues could be adversely affected. Similarly, we could lose additional customers to such directly competing competitors, which would further cause a decrease in our results of operations.

Our Revenues Are Subject To Seasonal Rules And Regulations, Such As The Frost Laws Enacted By Several States And Canada, Which Could Cause Our Operations To Be Subject To Wide Seasonal Variations. Certain states which experience below freezing temperatures during the winter months, and Canada have enacted Frost Laws, which put maximum weight limits on certain public roads during the coldest months of the years, to help prevent damage to the roads caused by frost heaves. As a result, our revenues may be limited in such cold weather states (and Canada) by such Frost Laws and our results of operations for those winter months may be substantially less than our results of operations during the summer months. We are currently focusing our efforts primarily in the U.S., Canada and Latin America; however we are also working to expand our distribution markets to include the North Sea and Middle Eastern markets. As a result, our results of operations for one quarterly period may not give an accurate projection of our results of operations for the entire fiscal year and/or may vary significantly from one quarter to the other.

Our Revenues Are Subject to Seasonal Variations. Our revenues are generated by drilling and well services activities, and therefore, cold weather and holidays and employee vacations during our first and fourth quarters exert downward pressure on revenues for those quarters, which is usually partially offset by the year-end efforts on the part of many customers to spend any remaining funds budgeted for services and capital expenditures during the year. Our customers’ annual budget process is normally completed in the first quarter of each calendar year, which can slow our services at the beginning of the year. Principally, due to these factors, our first and fourth quarters are typically less robust than our second and third quarters. As a result, our results of operations for one quarterly period may not give an accurate projection of our results of operations for the entire fiscal year and/or may vary significantly from one quarter to the other.

We May Not Be Able To Successfully Manage Our Growth, Which Could Lead To Our Inability To Implement Our Business Plan. Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have three executive officers and two Directors. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth. Our systems, procedures and/or controls may not be adequate to support our operations or our management may not be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

If We Make Any Acquisitions, They May Disrupt Or Have A Negative Impact On Our Business. If we make acquisitions in the future, funding permitting, of which there can be no assurance, we could have difficulty integrating the acquired company's personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company.  In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

—	the difficulty of integrating acquired products, services or operations;
—	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
—	difficulties in maintaining uniform standards, controls, procedures and policies;
—	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
—	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
—	the effect of any government regulations which relate to the business acquired;
—	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition;
—	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities; and
—	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Further, the commencement of business in other countries may be subject to significant risks in areas which we are not able to prepare for in advance.

RISKS RELATED TO OUR INDUSTRY

Volatility Or Decline In Oil And Natural Gas Prices May Result In Reduced Demand For Our Products And Services Which May Adversely Affect Our Business, Financial Condition And Results Of Operation. The markets for oil and natural gas have historically been extremely volatile. We anticipate that these markets will continue to be volatile in the future. Although oil and gas prices have increased significantly in recent years, there can be no guarantees that these prices will remain at current levels. Such volatility in oil and gas prices, or the perception by our customers of unpredictability in oil and natural gas prices, affects the spending patterns in our industry. The demand for our products and services is, in large part, driven by current and anticipated oil and gas prices and the related general levels of production spending and drilling activity. In particular, volatility or a decline in oil and gas prices may cause a decline in exploration and drilling activities. This, in turn, could result in lower demand for our products and services and may cause lower prices for our products and services. As a result, volatility or a prolonged decline in oil or natural gas prices may adversely affect our business, financial condition and results of operations.

Competition From New And Existing Competitors Within Our Industry Could Have An Adverse Effect On Our Results Of Operations. The oil and gas industry is highly competitive and fragmented. Our principal competitors include numerous small coil tubing companies capable of competing effectively in our markets on a local basis as well as a number of large coil tubing companies that possess substantially greater financial and other resources than we do. Furthermore, we face competition from companies working to develop advanced oil and gas technology which would compete with us and other coil tubing companies.  Additionally, our larger competitors may be able to devote greater resources to developing, promoting and selling or renting their products and services. We may also face increased competition due to the entry of new competitors including current suppliers that decide to sell or rent their coil tubing products and services directly. As a result of this competition, we may experience lower sales if our prices are undercut or advanced technology is brought to market which accomplishes greater results on average than our technology, which would likely have an adverse effect on our results of operations and force us to curtail or abandon our current business plan.

A Reduction In Spending Due To The Economic Downturn Could Result In A Decrease In Demand For Our Products. If spending on capital expenditures for oil and gas related products such as our Coil Tubing Technology decreases, the demand for products like those provided by us would likely decline. This decrease could reduce our opportunity for growth, increase our marketing and sales costs, and reduce the prices we can charge for products, which could reduce our revenue and operating results.

Our Results Of Operations May Be Negatively Affected By Sustained Downturns Or Sluggishness In The Economy, Including Reductions In Demand Or Low Levels In The Market Prices Of Commodities, All Of Which Are Beyond Our Control. Sustained downturns in the economy generally affect the markets in which we operate and negatively influence our operations. Declines in demand for oil and gas as a result of economic downturns may reduce our cash flows, especially if our customers reduce exploration and production activities and, therefore, use of our products.

Lower demand for oil and gas and lower prices for oil and gas result from multiple factors that affect the markets which consume our products and services:

•	supply of and demand for energy commodities, including any decreases in the production of oil and gas which could negatively affect the demand for oil and gas in general, and as a result the need for our coil tubing technology;
•	general economic conditions, including downturns in the U.S., Canada or other economies which affect energy consumption particularly in which sales to industrial or large commercial customers which could negatively affect the demand for oil and gas in general, and as a result the need for our coil tubing technology; and
•	federal, state and foreign energy and environmental regulations and legislation, which could make oil and gas exploration more costly, which could in turn drive down demand for oil and gas, and which could in turn reduce the demand for our technology and cause our revenues to decrease.

The Long-Term Financial Condition Of Our Businesses Is Dependent On The Continued Availability Of Oil And Gas Reserves. Our businesses are dependent upon the continued availability of oil production and reserves. Low prices for oil and gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, and, therefore, demand for our products and services.

Our Business Is Subject To Extensive Regulation That Affects Our Operations And Costs. Our assets and operations are subject to regulation by federal, state and local authorities, including regulation by the Federal Energy Regulatory Commission (FERC) and regulation by various authorities under federal, state and local environmental laws. Regulation affects almost every aspect of our businesses, including, among other things, our ability to determine the terms and rates of services provided by some of our operations; make acquisitions; issue equity or debt securities; and pay dividends. Changes in such regulations may affect our capacity to conduct this business effectively and sustain or increase profitability.

Potential Legislative And Regulatory Actions Could Increase The Costs Of Oil And Gas Exploration Activities Of Our Customers, Reduce Their Revenues And/Or Prohibit Certain Activities, Which Could Decrease Demand For Our Products And The Market For Oil And Gas Exploration In General. The activities of exploration and production companies operating in the U.S. are subject to extensive regulation at the federal, state and local levels. Changes to existing laws and regulations or new laws and regulations such as those described below could, if adopted, have an adverse effect on the business and operations of our customers, which in turn could reduce the demand for our products and ultimately our revenues.  For example:

Federal Taxation of Producers of Natural Gas and Oil.  Federal budget proposals would potentially increase and accelerate the payment of federal income taxes of producers of natural gas and oil. Proposals that would significantly affect our customers would repeal the expensing of intangible drilling costs, the percentage depletion allowance and lengthen the amortization period of geological and geophysical expenses. These changes, if enacted, will make it more costly for our customers to explore for and develop natural gas and oil resources.

Hydraulic Fracturing . Hydraulic fracturing is used in completing greater than 90% of all natural gas and oil wells drilled today in the U.S. Certain environmental and other groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. We cannot predict whether any such federal, state or local laws or regulations will be enacted and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed through the adoption of new laws and regulations, our customers’ businesses and operations could be subject to delays, increased operating and compliance costs and process prohibitions. Hydraulic fracturing is material to the Company’s business and constitutes approximately 80% of the Company’s business.

RISKS RELATING TO OUR SECURITIES

We Have Not Paid Any Cash Dividends In The Past And Have No Plans To Issue Cash Dividends In The Future, Which Could Cause The Value Of Our Common Stock To Have A Lower Value Than Other Similar Companies Which Do Pay Cash Dividends. We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

The Market For Our Common Stock Is Sporadic and Illiquid. Our common stock is currently quoted on the OTCQB market, an over-the-counter electronic quotation service, under the symbol “CTBG”. The market for our common stock is currently volatile, sporadic and illiquid. Subsequent to the filing of this report, we plan to engage a market maker and apply for quotation of our common stock on the Over-The-Counter Bulletin Board, a national securities exchange or apply for quotation on the NASDAQ trading market. If we are successful in quoting our common stock on the Over-The-Counter Bulletin Board, a national securities exchange or the NASDAQ trading market and/or if we are unsuccessful in quoting our common stock on the Over-The-Counter Bulletin Board, a national securities exchange or the NASDAQ trading market and continue instead to quote our common stock on the OTCQB market, the market for our common stock will likely continue to be volatile, sporadic and illiquid. Additionally, we anticipate that the market for our common stock will be subject to wide fluctuations in response to several factors, including, but not limited to:

—	actual or anticipated variations in our results of operations;
—	our ability or inability to generate new revenues;
—	increased competition; and
—	conditions and trends in the oil and gas industry and/or the market for coil tubing technology products and tools in general.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Shareholders May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks. Our common stock is and will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of Company shareholders to sell their securities in the secondary market.

Shareholders May Be Diluted Significantly Through Our Efforts To Obtain Financing And Satisfy Obligations Through The Issuance Of Additional Shares Of Our Common Stock. We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

State Securities Laws May Limit Secondary Trading, Which May Restrict The States In Which And Conditions Under Which You Can Sell Shares. Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

Because We Are Not Subject To Compliance With Rules Requiring The Adoption Of Certain Corporate Governance Measures, Our Stockholders Have Limited Protections Against Interested Director Transactions, Conflicts Of Interest And Similar Matters. The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ , as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

 Because we only have two Directors, none of whom are independent, we do not currently have an independent audit or compensation committee. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

We Will Incur Increased Costs As A Result Of Operating As A Fully Reporting Company As Well As In Connection With Section 404 Of The Sarbanes Oxley Act. We will incur legal, accounting and other expenses in connection with our future status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the " Sarbanes-Oxley Act ") and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 and our future status as a publicly reporting company will require that we incur accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

 Sales Of Our Common Stock Under Rule 144 Could Reduce The Price Of Our Stock. As of the date of this filing, we have 2,890,732 shares of our common stock held by non-affiliates and 12,761,095 shares held by affiliates which Rule 144 of the Securities Act defines as “restricted securities”.  A total of 887,501 shares of common stock have been registered by us under a prior Form S-1 Registration Statement (including 325,000 shares issuable upon exercise of warrants) and are available for resale as of the date of this filing.  All of the other restricted shares outstanding will be available for sale under Rule 144 (assuming the other requirements of Rule 144 are met) beginning on January 28, 2014 (due to our status as a former “shell company”), although shares held by affiliates will be subject to restrictions relating to the amount that may be sold in any 90 day period and manner in which such sales may be made, among other limitations.  The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

We Are Exposed To Risks From Uncertainties Both As To Potential Regulator Action And Potential Adverse Market Reaction If We Are Unable To Conclude We Have Effective Internal Control Over Financial Reporting When Required, Which Could Reduce Our Stock Price. Under SEC rules we must establish an ongoing program to evaluate and test internal controls over financial reporting controls to comply with the requirements for the year ended December 31, 2013.  Because we are not currently required to and have not performed these tests, there is uncertainty as to whether we will be able to conclude that our internal controls over financial reporting are effective when we are required to conduct the evaluation.  In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404 or under SEC Rules, the SEC or other regulators could take legal action against us and/or the market may negatively react to this inability, and the market prices of our shares could be reduced.

RISKS RELATING TO THE JOBS ACT

The Recently Enacted JOBS Act Will Allow Us To Postpone The Date By Which We Must Comply With Certain Laws And Regulations And To Reduce The Amount Of Information Provided In Reports Filed With The SEC. We Cannot Be Certain If The Reduced Disclosure Requirements Applicable To “ Emerging Growth Companies ” Will Make Our Common Stock Less Attractive To Investors. We are and we will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

The Company's Election Not To Opt Out Of JOBS Act Extended Accounting Transition Period May Not Make Its Financial Statements Easily Comparable To Other Companies. Pursuant to the JOBS Act, as an “emerging growth company”, the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an “emerging growth company”, can adopt the standard for the private company. This may make a comparison of the Company's financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The Recently Enacted JOBS Act Will Also Allow The Company To Postpone The Date By Which It Must Comply With Certain Laws And Regulations Intended To Protect Investors And To Reduce The Amount Of Information Provided In Reports Filed With The SEC. The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

—	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;
—	be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;
—	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended and instead provide a reduced level of disclosure concerning executive compensation; and
—	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which it would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “ smaller reporting companies ” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company sub-leases approximately 10,000 square feet in Spring, Texas at 19511 Wied Road, Suites A through Suite E, which serves as its corporate offices and machine shop. The lease is on a month-to-month basis at a monthly cost of $6,700. There is no written lease agreement in place associated with the lease of this space.

The Company has a twelve month residential sub-lease agreement in effect from December 1, 2012 to December 1, 2013, pursuant to which the Company agreed to rent a residence located in Blairsville, Pennsylvania.   The lease has a monthly rental cost of $850 per month.  The Company plans to use the leased residence as a district office for sales in Ohio, Pennsylvania, and West Virginia and repair of equipment for that area.

Additionally, the Company leased space for a sales office outside of Dallas, Texas encompassing 395 square feet at a cost of $666 per month, pursuant to a lease agreement which expired on February 28, 2013, and which lease was not renewed and which office was closed.

The Company also leases space serving as a sales office, warehouse and machine shop in Haynesville, Louisiana. The Company paid the landowner (a former employee of the Company) an aggregate of $77,632 in connection with the construction of the warehouse and machine shop (which is owned by the former employee).  In consideration for paying for the cost to construct the warehouse and machine shop, the landowner agreed to allow the Company to use the warehouse and machine shop and sales office free of charge until August 2012.  The Company currently pays recurring operating costs for the rental of the space only.  The Company and the employee have entered into a two year extension of the lease (through August 2014) at $500 per month.

The Company entered into a six month residential lease agreement (from June 1, 2012 to November 30, 2012) in Red Deer, Alberta, pursuant to which the Company leased a residence which it used as a corporate office space. The lease had a monthly rental cost of $1,070 Canadian dollars (approximately $1,091 U.S. dollars) per month and expired on November 30, 2012, which lease was not renewed.

The Company also leases approximately 1,560 square feet of warehouse and office space in Red Deer, Alberta, Canada, which lease arrangement had a term of one (1) year beginning on November 4, 2011 and ending on November 3, 2012, provided that we renewed the lease for an additional one (1) year, through November 3, 2013.  Rent due under the lease is $1,300 per month plus the Company’s portion of common expenses associated with the rental property which total approximately $487 per month and goods and service tax of approximately $90 per month, for a total monthly rental expense of approximately $1,877 Canadian dollars (approximately $1,914 U.S. dollars) per month during the term of the lease.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

The common stock of the Company is currently quoted on the OTCQB market run by the OTC Markets Group under the symbol "CTBG". Prior to the effectiveness of our Form S-1 Registration Statement on January 28, 2013, our common stock traded on the OTC Pink Market (otherwise known as the "pink sheets"), run by the OTC Markets Group. However, the fact that our securities have limited and sporadic trading on the OTCQB market does not by itself constitute a public market, and as such, historical price quotations relating to trades in our stock on the OTC Pink Market (where our common stock traded during the years ended December 31, 2012 and 2011) have not been included in this filing. In the future, we plan to apply for quotation on the Over-The-Counter Bulletin Board, a national securities exchange or the NASDAQ trading market, depending on where our management decides to quote/list our common stock in their sole discretion, and provided that we meet any and all applicable listing criteria.

As of March 15, 2013, we had 15,651,827 shares of common stock outstanding, held by approximately 863 shareholders of record, no shares of Series A Preferred Stock issued or outstanding, and 1,000,000 shares of Series B Preferred Stock issued and outstanding held by one shareholder of record.

Dividends

To date, we have not declared or paid any dividends on our outstanding shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings to finance our operations and future growth, our Board of Directors will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business, or;

2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Equity Compensation Plan Information

On January 19, 2011, and with an effective date of November 30, 2010, the Company’s then sole Director, Jerry Swinford and its majority shareholder, Herbert C. Pohlmann approved the Company’s 2010 Stock Incentive Plan, which allows the Board of Directors to grant up to an aggregate of 83,333 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel (the “2010 Stock Plan”).

On and effective January 12, 2012, the Company’s Board of Directors and its majority shareholder, Herbert C. Pohlmann, approved the Company’s 2012 Stock Incentive Plan, which allows the Board of Directors to grant up to an aggregate of 750,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel (the “2012 Stock Plan” and together with the 2010 Stock Plan, the “Stock Plans”).

The following table provides information as of the filing of this report regarding the Plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column) *
Equity compensation plans approved by the security holders	600,000	$1.00	233,333
Equity compensation plans not approved by the security holders	603,334	$1.04	-
Total	1,203,334		233,333

* Also takes into account modified and terminated options originally issued under the 2010 Stock Plan.

Amendments to Certificate of Incorporation

In May 2007, we designated 1,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock"). The Series A Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. Shortly after being designated, we granted all 1,000,000 shares of such Series A Preferred Stock to our former Chief Executive Officer, current Executive Vice President and Chairman, Jerry Swinford, who held such shares until his entry into the Executive Employment Agreement in November 2010, described below under “Executive Compensation”, “Executive Employment Agreements” pursuant to which such Series A Preferred Stock were cancelled. The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). Additionally, we are not allowed to adopt any amendments to our Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of the Series A Preferred Stock. However, we may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

In June 2007, Mr. Swinford, as the sole Director of Holdings approved the designation of 1,000,000 shares of Holdings’ Series A Preferred Stock (with identical terms and conditions, including the Super Majority Voting Rights, as the Company’s Series A Preferred Stock) and the issuance of 1,000,000 shares of Holdings Series A Preferred Stock to Mr. Swinford.

The shares of Series A Preferred Stock in the Company, with the Super Majority Voting Rights, and the Series A Preferred Stock of Holdings, were issued to Mr. Swinford so that he could control the previously planned and now abandoned distribution of Holdings’ common stock to our shareholders and to approve various agreements and documents which would need to be entered into in connection with the distribution regardless of the number of outstanding shares of the Company and Holdings, and without having to expend additional resources in obtaining shareholder consents. Finally, because Mr. Swinford previously controlled the intellectual property right which the Company uses to generate the majority of its revenues, the Company and Holdings determined it was reasonable for Mr. Swinford to have voting control over such companies and therefore dictate the use and exploitation of such intellectual property. Subsequently, in November 2010, Mr. Swinford entered into the IP Purchase Agreement and sold all of his intellectual property rights to the Company and Mr. Swinford and the Company entered into an Executive Employment Agreement pursuant to which he agreed to cancel the shares of Series A Preferred Stock which he held of the Company (which shares have been cancelled to date)(which agreements are described below under “Management's Discussion And Analysis Of Financial Condition And Results Of Operations”, “Liquidity and Capital Resources” and “Executive Compensation”, “Executive Employment Agreements”, respectively). Additionally, on December 5, 2012, and effective November 30, 2010, the Company, Jerry Swinford and Holdings entered into a Series A Preferred Stock Cancellation Agreement pursuant to which Mr. Swinford cancelled the 1,000,000 shares of Series A Preferred Stock of Holdings which he held and the Company agreed to pay Mr. Swinford $1,000 ($0.001 per share of Series A Preferred Stock) in connection with such cancellation. As a result of the cancellation, the Company has sole voting control over and holds 100% of the outstanding securities of Holdings.

 In June 2007, we designated 1,000,000 shares of Series B Preferred Stock and subsequently issued such Series B Preferred Stock to Grifco.  The Series B Preferred Stock have no voting rights, no dividend rights, and no conversion rights (provided that such shares were previously convertible into 66,667 shares of our common stock (0.0667 of one share for each share of Series B Preferred Stock outstanding), prior to November 30, 2012, only if Grifco exercised its option to acquire the Series A Preferred Stock of the Company for aggregate consideration of $100, which option and which conversion rights have since expired).  We believe that Grifco is no longer an operating entity.

In February 2010, the Company’s then sole Director and its majority shareholder approved the filing of a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada, pursuant to which our authorized shares of common stock were increased to 750,000,000 shares of common stock $0.001 par value per share and we re-authorized 5,000,000 shares of preferred stock $0.001 par value per share, which was filed and effective with the Secretary of State of Nevada in February 2010.

In September 2010, the Company’s then sole Director and its majority shareholder approved the filing of a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada, pursuant to which our authorized shares of common stock were increased to 1,990,000,000 shares of common stock $0.001 par value per share and we re-authorized 5,000,000 shares of preferred stock $0.001 par value per share, which was filed and effective with the Secretary of State of Nevada in September 2010.

In May 2011, the Company’s then sole Director and its majority shareholder approved the filing of a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada, pursuant to which our authorized shares of common stock were increased to 4,990,000,000 shares of common stock $0.001 par value per share and we re-authorized 5,000,000 shares of preferred stock $0.001 par value per share, which was filed and effective with the Secretary of State of Nevada in May 2011.

In September 2011, the Company’s then sole Director and majority shareholder approved an amendment to the Company’s Articles of Incorporation to affect a 1:300 reverse stock split of the Company’s outstanding shares of common stock and to authorize 205,000,000 shares of capital stock, including 200,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share, which amendment was effective with the Secretary of State of Nevada on October 21, 2011.  Unless otherwise stated, the effects of the 1:300 reverse stock split have been retroactively reflected throughout this filing.

Recent Sales of Unregistered Securities

On December 5, 2012, and effective November 30, 2010, the Company, Jerry Swinford and Holdings entered into a Series A Preferred Stock Cancellation Agreement pursuant to which Mr. Swinford cancelled the 1,000,000 shares of Series A Preferred Stock of Holdings which he held and the Company agreed to pay Mr. Swinford $1,000 ($0.001 per share of Series A Preferred Stock) in connection with such cancellation.  As a result of the cancellation, the Company has sole voting control over and holds 100% of the outstanding securities of Holdings.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing transaction did not involve a public offering and Mr. Swinford is the Chairman and Executive Vice President of the Company.

In March 2013, and effective as of August 28, 2012, Jerry and Jason Swinford each entered into fourth amendments to their employment agreements with the Company, pursuant to which they agreed, to modify the vesting date of stock options to purchase 100,000 shares of the Company’s common stock from December 31, 2012 to December 31, 2013, and as a result, they each now have 200,000 stock options to purchase shares of the Company’s common stock which vest on December 31, 2013, provided that such amendments did not otherwise change or modify the terms of their employment agreements.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report and the “Risk Factors” included in Part I, Item IA of this Report, before deciding to purchase, hold or sell our common stock.

Overview

We have experienced consecutive years of growth from 2011 through 2012. Our revenues have grown from $5,541,131 in 2011 to $7,764,984 in 2012. Our significant growth is primarily attributable to our rental revenues in the horizontal drilling sector of the oil and gas exploration and development industry. Because of the increased demand and need for access to our products/tools on a timely basis, most of our customers have shifted to renting our coil tubing tools versus purchasing and maintaining these tools themselves. As a result, we have created a manufacturing, distribution, inventory management, maintenance and repair network that has enabled us to provide a more efficient solution for the drilling and well-servicing business.

Our immediate plans are to continue our growth by meeting expected demand for our rental tool products in our current geographic markets and further expanding into international markets similar to what we accomplished in Canada during 2012. We anticipate entering markets in Mexico, the Middle East and Southeast Asia in 2013 and 2014. We plan to supplement our cash flow with typical bank debt or similar financing which will enable us to meet larger demand on bigger projects, enter new markets and improve our network for servicing our customers.

Moving forward, we anticipate increased spending on research and development activities, which we believe will be required to provide technological advancement to our coiled tubing technologies and workover product lines.  We are currently working on a new generation of coil tubing tools to aid in and facilitate horizontal drilling. We expect the market for new applications of coiled tubing to continue to expand our operations throughout fiscal 2013 and 2014, especially in the horizontal drilling and workover applications.

Since 2011, the Company has seen acceptance of its new technology in the coiled tubing service market.  Based on our management’s personal knowledge of the market for our products, we believe that we have established a significant market share for certain of our products including the CTT H/H and CTT Oscillator. We believe we must diversify into other areas of the oil services markets to continue our aggressive growth plans.

In addition to debt financing and our organic growth as discussed above, we may raise funds for further expansion of our tool fleet, development of new tools or to make strategic acquisitions through the sale or exchange of equity securities.  Our common stock is now quoted on the OTCQB market, provided that we may choose to list our common stock on the NYSE MKT or NASDAQ Capital Market in the future. As a result of becoming a fully-reporting public company, we believe investors may be more willing to purchase our common stock in private offerings allowing us to raise funding to use for the items described above. The sale of additional equity or debt securities, if accomplished, may result in dilution to our shareholders.

Critical Accounting Policies

Revenue Recognition.  The Company's revenue is generated primarily from the rental and sales of its tools used for oilfield services primarily in the Texas, Louisiana and Pennsylvania in the U.S. and Alberta, Canada. Rental income is recognized over the rental periods, which are generally from one to thirty days. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the sale occurs and the realization of collectability is reasonably assured. These estimates are based on historical amounts and adjusted periodically based on changes in facts and circumstances when the changes become known to the Company. The Company also recognizes rental revenue for the full sales price of any tools which are lost and/or damaged in use (and billed to the customer) and recognize the net carrying cost of such tool (“manufacturers cost” less depreciation) as cost of product of rental revenue.

Sales of coil tubing related products are primarily derived from instances where a customer has a specific need for a particular coil tubing related product and desires to have the Company obtain and/or manufacture the particular product. These sales may include replacement parts, as well as proprietary tools which are manufactured to the customer’s specification, but which are not part of the Company’s tool line. The Company generally recognizes product revenue at the time the product is shipped. Concurrent with the recognition of revenue, the Company provides for the estimated cost of product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. Shipping and handling costs are included in cost of goods sold.

Rental Tool Assets.  Approximately 95% of the Company’s revenues are generated from the rental of its coil tubing products. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers cost.” Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental tools revenue for the Company (approximately 3% in 2012). The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products of rental revenue, respectively.

Intangible Assets.  The Company’s intangible assets, which are recorded at cost, consist primarily of the unamortized cost basis of issued and pending patents.  These assets are being amortized on a straight line basis over the estimated useful lives of 15 years. The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or impairment in value. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our Intangible assets, we may incur charges for impairment in the future.

Stock Based Compensation.  The Company accounts for stock-based employee compensation arrangements using the fair value method that requires that the fair value of employees awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of earnings over the service period.

The Company periodically issues common stock for services rendered and may issue common stock for acquisitions in the future. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the various weighted average assumptions, including dividend yield, expected volatility, average risk-free interest rate and expected lives.

Income Taxes.  The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Comparison of Results of Operations

Year Ended December 31, 2012 Compared To the Year Ended December 31, 2011

Year ended December 31, 2012:	U.S.	Canada	Corporate	Consolidated
Product revenue	353,517	–	–	353,517
Rental revenue	6,524,057	887,410	–	7,411,467
Total revenue	6,877,574	887,410	–	7,764,984
Cost of products and rental revenue	(2,128,774)	(303,110)	–	(2,431,884)
Cost of revenue - depreciation of rental tools	(988,378)	–	–	(988,378)
Gross profit	3,760,422	584,300	–	4,344,722
Selling and marketing	(1,602,741)	(220,894)	–	(1,823,635)
General and administrative	(1,227,813)	(65,806)	(215,706)	(1,509,325)
Depreciation and amortization	(219,276)	(23,537)	–	(242,813)
Income (loss) from operations	710,592	274,063	(215,706)	768,949
Interest expense				(16,681)
Net income				752,268

Year ended December 31, 2011:	U.S.	Canada	Corporate	Consolidated
Product revenue	281,697	–	–	281,697
Rental revenue	5,259,434	–	–	5,259,434
Total revenue	5,541,131	–	–	5,541,131
Cost of products and rental revenue	(1,681,857)	–	–	(1,681,857)
Cost of revenue - depreciation of rental tools	(544,013)	–	–	(544,013)
Gross profit	3,315,261	–	–	3,315,261
Selling and marketing	(1,287,568)	–	–	(1,287,568)
General and administrative	(1,065,223)	–	(31,996)	(1,097,219)
Depreciation and amortization	(170,751)	–	–	(170,751)
Income (loss) from operations	791,719	–	(31,996)	759,723
Interest expense				(30,278)
Net income				729,445

Change in Operating Results:	U.S.	Canada	Corporate	Consolidated
Product revenue	71,820	–	–	71,820
Rental revenue	1,264,623	887,410	–	2,152,033
Total revenue	1,336,443	887,410	–	2,223,853
Cost of products and rental revenue	(446,917)	(303,110)	–	(750,027)
Cost of revenue - depreciation of rental tools	(444,365)	–	–	(444,365)
Gross profit	445,161	584,300	–	1,029,461
Selling and marketing	(315,173)	(220,894)	–	(536,067)
General and administrative	(162,590)	(65,806)	(183,710)	(412,106)
Depreciation and amortization	(48,525)	(23,537)	–	(72,062)
Income (loss) from operations	(81,127)	274,063	(183,710)	9,226
Interest expense				13,597
Net income				22,823

Revenues

We had total revenue of $7,764,984 for the year ended December 31, 2012, compared to total revenue of $5,541,131 for the year ended December 31, 2011, an increase in total revenue of $2,223,853 or 40.1% from the prior period.  Total revenues included $353,517 of product revenue for the year ended December 31, 2012, compared to $281,697 for the year ended December 31, 2011, an increase in product revenue of $71,820 or 25.5% from the prior period. The increase in product revenue was mainly due to an increase in customer demand.  Total revenues also included rental revenue of $7,411,467 for the year ended December 31, 2012, compared to $5,259,434 for the year ended December 31, 2011, an increase of $2,152,033 or 40.9% from the prior period.  The increase in rental revenue was primarily due to entrance into the Canadian rental tool market and an increase in field sales personnel during 2012.

Cost of Revenue

Cost of revenue includes cost associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of $2,431,884 for the year ended December 31, 2012, compared to cost of $1,681,857 for the year ended December 31, 2011, an increase of $750,027 or 44.6% from the prior period, which increase was directly attributable to the increase in revenue for the year ended December 31, 2012, compared to the year ended December 31, 2011.

We had cost of revenue – depreciation of rental tools of $988,378 for the year ended December 31, 2012, compared to $544,013 for the year ended December 31, 2011, an increase of $444,365 or 81.7% from the prior period, which increase was mainly due to an increase in the depreciable asset base in 2012 versus 2011.

Cost of revenue as a percentage of total revenue was 44.1% for the year ended December 31, 2012, compared to 40.2% for the year ended December 31, 2011, an increase in cost of revenue as a percentage of revenue of 3.9%.

Gross Profit

We had gross profit of $4,344,722 for the year ended December 31, 2012, compared to gross profit of $3,315,261 for the year ended December 31, 2011, an increase in gross profit of $1,029,461 or 31.1% from the prior period. Our gross profit was 55.9% of revenue for the year ended December 31, 2012, compared to 59.8% for the year ended December 31, 2011.

Operating Expenses

General and Administrative. We had total general and administrative expenses of $1,509,325 for the year ended December 31, 2012, compared to total general and administrative expenses of $1,097,219 for the year ended December 31, 2011, an increase in general and administrative expenses of $412,106 or 37.6% from the prior period. The increase in general and administrative expenses was primarily due to the increase in corporate payroll, executive bonuses, professional fees and stock compensation expense.

Selling and Marketing.   We had total selling and marketing expenses of $1,823,635 for the year ended December 31, 2012, compared to $1,287,568 for the year ended December 31, 2011, an increase of $536,067 or 41.6% from the prior period, which increase was mainly due to due to increased sales commissions, automobile expenses and an increase in sales staff.

Depreciation and Amortization. Depreciation and amortization expense increased by $72,062 or 42.2%, to $242,813 for the year ended December 31, 2012, compared to $170,751 for the year ended December 31, 2011.  The increase was primarily due to the addition of shop equipment and automobiles for the sales force.

Income from Operations

We had income from operations of $768,949 for the year ended December 31, 2012, compared to $759,723 for the year ended December 31, 2011, an increase of $9,226 or 1.2% from the prior period. Income from operations was 9.9% of revenue for the year ended December 31, 2012, compared to 13.7% for the year ended December 31, 2011. The decrease was mainly attributable to the 39.9% increase in operating expenses.

Net Income

We had net income of $752,268 for the year ended December 31, 2012, compared to net income of $729,445 for the year ended December 31, 2011, an increase in net income of $22,823 or 3.1% from the prior period.  The increase in net income was attributable to a 40.1% increase in total revenue offset by a 53.7% increase in total cost of revenue and a 39.9% increase in total operating expenses, for the year ended December 31, 2012, compared to the year ended December 31, 2011.

Liquidity and Capital Resources

We had $2,354,118 of working capital as of December 31, 2012. We believe we are sufficiently capitalized to continue our growth and are in a position to develop financing alternatives that will enable us to take advantage of growth opportunities in the future.

As of December 31, 2012, we had total assets of $8,291,312, which included total current assets of $3,037,705, consisting of $1,153,184 of cash, $1,827,425 of accounts receivable, net, and $57,096 of other current assets; and long term assets including $3,686,560 of rental tools, net; $533,714 of property and equipment, net; and $1,033,333 of intangible assets, net, consisting of our rights to the patents purchased from Jerry Swinford pursuant to the IP Purchase Agreement, described in greater detail below.

We had total liabilities of $1,087,276 as of December 31, 2012, which included total current liabilities of $683,587, consisting of accounts payable of $407,443; accrued liabilities of $73,223; current portion of related party notes payable of $155,556, relating to amounts owed to Jerry Swinford in connection with the IP Purchase Agreement, described below; and current portion of notes payable of $47,365, relating to the amount due on loans associated with equipment financing; and long term liabilities consisting of $246,295 of related party notes payable, net of current portion, relating to the long term portion of the amounts owed to Jerry Swinford in connection with the IP Purchase Agreement, described below, and $157,394 of notes payable, net of current portion relating to equipment financing.

We had net cash provided by operating activities of $817,104 for the year ended December 31, 2012, which consisted of $752,268 of net income, increased by non-cash items including $1,231,191 of depreciation and amortization, $215,706 of stock based compensation $30,540 in of bad debt expense and $5,884 in loss on sale of equipment; offset by $472,989 of increase in accounts receivable, $2,606 of increase in other current assets, $739,294 of decrease in accounts payable and $203,596 of decrease in accrued liabilities.

We had $1,113,962 of net cash used in investing activities for the year ended December 31, 2012, which included the purchase of $1,108,172 of rental tools and $215,715 of property and equipment.  Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations.  Expenditures for capital assets totaled approximately $1.3 million and $4.2 million in the years ended December 31, 2012 and 2011, respectively. While the majority of these expenditures were for the expansion of our rental tools, we have continued our purchase of property and equipment necessary for our operations.

We had $1,224,292 of net cash provided by financing activities for the year ended December 31, 2012, which included $1,452,500 of proceeds from sale of common stock and warrants (representing funds received in connection with the Units sold to Mr. Pohlmann and Mr. Connaughton, as described below) offset by $155,556 of payments on related party notes payable, relating to amounts paid to Jerry Swinford in connection with the IP Purchase Agreement, described below, and $72,652 of payments on notes payable.

The Company’s majority shareholder, Herbert C. Pohlmann loaned the Company an aggregate of $471,951 in fiscal 2010, which loans were evidenced and memorialized by four Convertible Promissory Notes, which accrued interest at the rate of 12% per annum, and were due and payable on February 1, 2012 (as to three notes totaling $212,404) and May 13, 2012 (as to one note totaling $259,547). The Convertible Promissory Notes provided Mr. Pohlmann the right to convert the principal and accrued interest under the Convertible Promissory Notes into shares of the Company’s common stock at a conversion price of $0.90 per share, which Convertible Promissory Notes, along with accrued and unpaid interest thereon in the amount of $63,006 were converted into shares of the Company’s common stock.

In January 2012, the Company sold 52,500 Units to Richard J. Connaughton, a former Director of the Company, in consideration for $52,500 or $1.00 per Unit. A total of $22,500 of the amount due in connection with the purchase of the Units was payable at the time of the parties’ entry into the subscription agreement evidencing the sale; a total of $2,500 was due prior to February 28, 2012; a total of $25,000 was due prior to April 30, 2012; and a total of $2,500 was due prior to May 31, 2012, with any and all unpaid amounts treated for all purposes as an outstanding promissory note due to the Company from Mr. Connaughton, which notes did not accrue interest. All of the amounts due in connection with the January 2012 subscription have been paid to date.

During the year ended December 31, 2011, the Company issued shares of common stock as follows:

•	In January 2011, the Company sold 666,667 shares of the Company’s common stock to Mr. Herbert C. Pohlmann for consideration of $1,000,000 or $1.50 per share;

•	In February 2011, the Company sold 333,333 shares of the Company’s common stock to Mr. Herbert C. Pohlmann for consideration of $500,000 or $1.50 per share;

•	In May 2011, the Company sold 166,667 shares of the Company’s common stock to Mr. Herbert C. Pohlmann for consideration of $250,000 or $1.50 per share;

•	In May 2011, the Company sold 233,333 shares of the Company’s common stock to Mr. Herbert C. Pohlmann for consideration of $350,000 or $1.50 per share;

•	In July 2011, the Company sold 333,333 shares of the Company’s common stock to Richard J. Connaughton, a former Director of the Company, for consideration of $500,000 or $1.50 per share; and

•	Effective in September 2011, the Company sold 166,667 shares of the Company’s common stock to John Callis, a former Director of the Company, in consideration for $200,000 or $1.20 per share.

In May 2011, the Company and Mr. Pohlmann entered into an Anti-Dilution and Make Whole Agreement, which was subsequently amended in June 2011 (as amended, the “Make Whole Agreement”).  Pursuant to the Make Whole Agreement, we agreed to adjust the purchase price of Mr. Pohlmann’s August 2010, September 2010 and October 2010 purchases of 200,000 shares of our common stock from $3.00 per share to $1.50 per share (and to therefore issue Mr. Pohlmann an additional 200,000 shares of common stock).  We also agreed to provide Mr. Pohlmann anti-dilutive rights in connection with 761,408 shares of common stock issuable to shareholders of Grifco and the Company in connection with the settlement of a lawsuit, in connection with the shares of common stock which he held as of the issuance date of such shares and the Convertible Promissory Notes which he held as of such issuance date. The consideration for the Make Whole Agreement was Mr. Pohlmann’s continued funding of the Company throughout 2010 and through the date of such Make Whole Agreement. As a result of the anti-dilutive rights, Mr. Pohlmann was issued 6,474,154 shares of common stock in connection with the anti-dilutive rights associated with the shares of common stock he held and 3,511,580 shares of common stock in connection with the conversion of the Convertible Promissory Notes (and accrued interest thereon) into shares of the Company’s common stock, which notes were automatically converted into shares of common stock in connection with the parties’ entry into the Make Whole Agreement in order that Mr. Pohlmann could maintain his proportional ownership rights in the Company following such issuance of 761,408 shares in May through August 2011 in connection with the settlement of the lawsuit described. Mr. Pohlmann received 230,972 shares of common stock in connection with the Company’s Section 3(a)(10) distribution in connection with the settlement of a lawsuit, which shares were issued as restricted securities and which were due to Mr. Pohlmann as a result of his ownership of the Company on the date of the Grifco distribution.

In October 2011, the Company sold 166,667 shares of the Company’s common stock to Mr. Pohlmann in consideration for $200,000 or $1.20 per share.

In December 2011, the Company sold an aggregate of 1,600,000 units, each consisting of (a) one share of common stock and (b) one common stock purchase warrant to purchase one share of common stock with a five year term and an exercise price of $1.00 per share (collectively the “Units”) to Mr. Pohlmann for an aggregate of $1,600,000 or $1.00 per Unit.  A total of $200,000 of the amount due in connection with the purchase of the Units was due prior to December 31, 2011; a total of $200,000 was due prior to January 25, 2012; a total of $100,000 was due prior to February 28, 2012; a total of $1,000,000 was due prior to April 30, 2012; and a total of $100,000 was due prior to May 31, 2012, with any and all unpaid amounts treated for all purposes as an outstanding promissory note due to the Company from Mr. Pohlmann, which notes did not accrue interest.  The entire $1,600,000 owed in connection with the purchase of the Units has been paid to date.

Off Balance Sheet Arrangements:

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Coil Tubing Technology, Inc. and Subsidiaries

Spring, Texas

We have audited the accompanying consolidated balance sheets of Coil Tubing Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coil Tubing Technology, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 18, 2013

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

	December 31,
Assets	2012	2011
Current assets:
Cash	$1,153,184	$225,750
Accounts receivable, net	1,827,425	1,580,901
Other current assets	57,096	54,490
Total current assets	3,037,705	1,861,141

Rental tools, net	3,686,560	3,566,766
Property and equipment, net	533,714	500,696
Intangible assets, net	1,033,333	1,113,333
Total assets	$8,291,312	$7,041,936

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$407,443	$1,146,736
Accrued liabilities	73,223	276,820
Related party notes payable - current	155,556	155,556
Notes payable - current	47,365	73,818
Total current liabilities	683,587	1,652,930

Long term liabilities:
Related party notes payable, net of current portion	246,295	401,851
Notes payable, net of current portion	157,394	203,593
Total liabilities	1,087,276	2,258,374

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized
Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	–	–
Series B Convertible Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $0.001 par value, 200,000,000 shares authorized; 15,651,827 and 15,599,327 shares issued and outstanding	15,652	15,599
Subscription receivable	–	(1,400,000)
Additional paid-in capital	9,381,241	9,113,088
Accumulated deficit	(2,193,857)	(2,946,125)
Total stockholders' equity	7,204,036	4,783,562
Total liabilities and stockholders' equity	$8,291,312	$7,041,936

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011
Revenue:
Product revenue	$353,517	$281,697
Rental revenue	7,411,467	5,259,434
Total revenue	7,764,984	5,541,131

Cost of revenue:
Cost of products and rental revenue	2,431,884	1,681,857
Cost of revenue - depreciation of rental tools	988,378	544,013
Total cost of revenue	3,420,262	2,225,870

Gross profit	4,344,722	3,315,261

Operating expenses:
Selling and marketing	1,823,635	1,287,568
General and administrative	1,509,325	1,097,219
Depreciation and amortization	242,813	170,751
Total operating expenses	3,575,773	2,555,538

Income from operations	768,949	759,723

Other expense:
Interest expense	(16,681)	(30,278)
Total other expense	(16,681)	(30,278)

Net income	$752,268	$729,445

Net income per share :
Basic	$0.05	$0.08
Diluted	$0.04	$0.07

Weighted average common shares outstanding:
Basic	15,650,823	9,310,359
Diluted	18,530,388	9,767,502

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Subscription	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Totals
Balances at December 31, 2010	1,000,000	$1,000	985,517	$985	$–	$3,960,747	$(3,675,570)	$287,162

Issuance of common stock and warrants for cash	–	–	11,339,737	11,340	(1,400,000)	4,588,660	–	3,200,000
Issuance of common stock for conversion of related party notes payable and accrued interest	–	–	2,512,665	2,513	–	532,446	–	534,959
Issuance of common stock in connection with DTC settlement	–	–	761,408	761	–	(761)	–	–
Option expense	–	–	–	–	–	31,996	–	31,996
Net income	–	–	–	–	–	–	729,445	729,445
Balances at December 31, 2011	1,000,000	1,000	15,599,327	15,599	(1,400,000)	9,113,088	(2,946,125)	4,783,562

Issuance of common stock for cash	–	–	52,500	53	1,400,000	52,447	–	1,452,500
Option expense	–	–	–	–	–	215,706	–	215,706
Net income	–	–	–	–	–	–	752,268	752,268
Balances at December 31, 2012	1,000,000	$1,000	15,651,827	$15,652	$–	$9,381,241	$(2,193,857)	$7,204,036

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$752,268	$729,445
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	215,706	31,996
Depreciation and amortization	1,231,191	714,764
Bad debt expense	30,540	1,150
Loss on sale of property and equipment	5,884	11,908
Changes in:
Accounts receivable	(472,989)	(1,458,248)
Other assets	(2,606)	(50,695)
Accounts payable	(739,294)	822,750
Accrued liabilities	(203,596)	211,711
Net cash provided by operating activities	817,104	1,014,781
Cash Flows From Investing Activities:
Purchase of rental tools	(1,108,172)	(3,662,876)
Purchase of machinery and equipment	(215,715)	(495,635)
Proceeds from lost rental tools	195,925	156,550
Proceeds from sale of property and equipment	14,000	22,798
Net cash used in investing activities	(1,113,962)	(3,979,163)
Cash Flows From Financing Activities:
Payments on notes payable	(72,652)	(52,301)
Proceeds from notes payable	–	329,713
Payments on related party note payable	(155,556)	(617,593)
Proceeds from sale of common stock and warrants	1,452,500	3,200,000
Net cash provided by financing activities	1,224,292	2,859,819

Net change in cash	927,434	(104,563)
Cash at beginning of year	225,750	330,313
Cash at end of year	$1,153,184	$225,750
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$16,604	$13,181
Income taxes	$–	$–

Supplemental non-cash investing and financing activities:
Issuance of common stock for satisfaction of related party notes payable	$–	$534,959

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 - BUSINESS OVERVIEW AND SUMMARY OF ACCOUNTING POLICIES

Organization and Business.  Coil Tubing Technology, Inc. (“we” or the “Company”) was formed in 2005 to specialize in the design and production of proprietary tools for the coil tubing industry. The Company concentrates on three categories of coil tubing applications: tubing fishing, tubing work over and coil tubing drilling. The Company supplies a full line of tools to oil companies, coiled tubing operators and well servicing companies. The Company focuses on the development, marketing, sales and rental of advanced tools and related technical solutions for use with coil tubing and jointed pipe in the bottom hole assembly for the exploration and production of hydrocarbons.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., a Nevada corporation and its subsidiaries, Precision Machining Resources, Inc. (“PMR”) and Coil Tubing Technology, Inc. (“CTT Texas”) Texas corporations and Coil Tubing Technology Canada Inc., an Alberta, Canada corporation (“CTT Canada”).   The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.  Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current presentation for comparative purposes. These reclassifications have no impact on net income.

Use of Estimates in Financial Statement Preparation.  The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents.  The Company considers all highly liquid investments with original purchased maturities of three months or less to be cash equivalents.

Revenue Recognition.  The Company's revenue is generated primarily from the rental and sales of its tools used for oilfield services primarily in Texas, Louisiana and Pennsylvania in the U.S. and Alberta, Canada. The Rental income is recognized over the rental periods, which are generally from one to thirty days. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the sale occurs and the realization of collectability is reasonably assured. These estimates are based on historical amounts and adjusted periodically based on changes in facts and circumstances when the changes become known to the Company. The Company also recognizes rental revenue for the full sales price of any tools which are lost and/or damaged in use (and billed to the customer) and recognizes the net carrying cost of such tool (“manufacturers cost” less depreciation) as cost of product of rental revenue.

Sales of coil tubing related products are primarily derived from instances where a customer has a specific need for a particular coil tubing related product and desires to have the Company obtain and/or manufacture the particular product. These sales may include replacement parts, as well as proprietary tools which are manufactured to the customer’s specification, but which are not part of the Company’s tool line. The Company generally recognizes product revenue at the time the product is shipped. Concurrent with the recognition of revenue, the Company provides for the estimated cost of product returns. Sales incentives are generally classified as a reduction of revenue and are recognized at the later of when revenue is recognized or when the incentive is offered. Shipping and handling costs are included in cost of goods sold.

Rental Tools. Approximately 95% of the Company’s revenues are generated from rental equipment. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers cost” as they are purchased from a contract manufacturer. Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental revenue for the Company (approximately 2.5% in 2012). The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products of rental revenue, respectively.

Intangible Assets. The Company’s intangible assets, which are recorded at cost, consist primarily of the unamortized cost basis of issued and pending patents. These assets are being amortized on a straight line basis over their estimated useful lives of 15 years. The Company continually evaluates the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or impairment in value. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our Intangibles assets, we may incur charges for impairment in the future.

Earnings Per Share. Basic earnings per common share equals net earnings attributable to common shareholders divided by the weighted average shares outstanding during the period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. Diluted earnings per share for 2012 reflect the potential dilution of securities that could share in the earnings of an entity, such as stock options and warrants. The calculation of diluted earnings per share for the years ended December 31, 2012 and 2011 includes stock options and warrants to purchase 2,879,565 and 457,143 shares, respectively. The calculation of diluted earnings per share for the years ended December 31, 2012 and 2011 excludes stock options to purchase 3,334 and 603,334 shares respectively, due to their anti-dilutive effect.

All previously reported earnings per share amounts in the accompanying financial statements are being retroactively presented to reflect the stock distribution and the reverse stock split in 2011 as described in Note 6, in accordance with ASC 260-10-55-12.

Stock Based Compensation. The Company accounts for stock-based employee compensation arrangements using the fair value method that requires that the fair value of employee awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized as general and administrative expense in the statement of operations over the service period.

The Company periodically issues common stock for acquisitions and services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the various weighted average assumptions, including dividend yield, expected volatility, average risk-free interest rate and expected lives.

Income Taxes.  The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Financial Instruments.  Financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable, and debt. The Company carries cash, accounts receivable, accounts payable and accrued expenses at historical costs; their respective estimated fair values approximate carrying values due to their current nature.  The Company also periodically carries convertible debt.  The fair values of the convertible debt instruments approximate carrying values based on the comparable market interest rates applicable to similar instruments.

Customer Deposits.  The Company receives deposits from customers under certain agreements. Deposits are usually liquidated over the period of product deliveries.

Allowance for Doubtful Accounts. Accounts receivable consists of amounts billed and currently due from customers. The Company monitors the aging of its accounts receivable and related facts and circumstances to determine if an allowance should be established for doubtful accounts. The Company recorded an allowance of $13,404 and $0 as of December 31, 2012 and 2011, respectively. Bad debt expense was $30,540 and $1,150 for the years ended December 31, 2012 and 2011, respectively.

Property and Equipment. Property and Equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method over the useful lives of the assets of five to seven years. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Fair Value Estimates

Pursuant to the Accounting Standards Codification (“ASC”) No. 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value. ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The carrying values for cash and cash equivalents, accounts receivable, prepaid assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

Recently Issued Accounting Pronouncements.  We have adopted recently issued accounting pronouncements and have determined that they have no material effect on our financial position, results of operations, or cash flow.  We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

NOTE 2 – RENTAL TOOLS

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of 5 years and are presented in the accompanying financial statements, net of accumulated depreciation of $2,100,808 and $1,112,430 as of December 31, 2012 and 2011, respectively.  For the years ended December 31, 2012 and 2011, depreciation expense of $988,378 and $544,013, respectively, was included in the cost of revenue.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
Description	Life	2012	2011
Office equipment	5 years	$29,359	$11,751
Shop equipment	5 years	187,806	171,591
Vehicles	4 years	505,827	381,838
Leasehold improvements	10 years	116,893	95,699
		839,885	660,879
Less: accumulated depreciation		(306,171)	(160,183)
		$533,714	$500,696

For the years ended December 31, 2012 and 2011, depreciation expense was $162,813 and $90,751, respectively.  During the years ended December 31, 2012 and 2011, the Company sold equipment, traded in vehicles and disposal of obsolete equipment resulting in a loss of $5,884 and $11,908, respectively.

NOTE 4 - INTANGIBLE ASSETS

In November 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Agreement”) with Jerry Swinford, the Company’s then Chief Executive Officer and current Executive Vice President. Pursuant to the IP Agreement, the Company agreed to purchase the patents and pending patents owned and held by Mr. Swinford for $25,000 cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”).  Mr. Swinford reserved a first priority security interest over these patents until such time as the Swinford Notes are paid in full (the first note, in the amount of $475,000, was paid in full in January 2011).

Intangible assets consisted of the following:

		December 31,
Description	Life	2012	2011
Issued patents	15 years	$550,000	$550,000
Pending patents	15 years	650,000	650,000
Total intangible assets		1,200,000	1,200,000
Less: accumulated amortization		(166,667)	(86,667)
Intangible assets, net		$1,033,333	$1,113,333

Amortization expense was $80,000 during each of the years ended December 31, 2012 and 2011, respectively and is reflected as a component of operating expenses in the accompanying consolidated financial statements.

NOTE 5 – NOTES PAYABLE

As of December 31, 2012 and 2011, the following promissory notes were outstanding:

	December 31,
	2012	2011
Notes payable – vehicle loans	$204,759	$277,411
Related party note payable - Jerry Swinford	401,851	557,407
Total debt	606,610	834,818
Less current portion – current portion – notes payable	(47,365)	(73,818)
Less current portion – related party note payable	(155,556)	(155,556)
Long-term debt	$403,689	$605,444

Vehicle Loans

The Company has entered into a number of loans for the purchase of vehicles used in its business. These vehicles are primarily used by sales and delivery personnel. These installment loans are generally two to six year loans at interest rates varying for 4.99% to 7.84% and are secured by the vehicle.

Related Party Notes Payable

In November 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Agreement”) with Jerry Swinford, the Company’s then Chief Executive Officer and current Executive Vice President. Pursuant to the IP Agreement, the Company agreed to purchase the patents and pending patents owned and held by Mr. Swinford for $25,000 cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). The first note, in the amount of $475,000 was paid in full in January 2011. The second note in the amount of $700,000 is due September 15, 2015, and is payable in equal monthly installments of $12,963. The notes are non-interest bearing.  The Company also agreed to grant Mr. Swinford a security interest in all of the Company’s assets in connection with and to secure the repayment of the Swinford Notes and Coil Tubing Technology Holding, Inc., the Company’s wholly-owned subsidiary (“Holdings”) also agreed, pursuant to a Guaranty Agreement, to guaranty the repayment of the Swinford Notes.

In connection with the IP Agreement, Mr. Swinford agreed to cancel 1,000,000 shares of the Company’s Series A Preferred Stock. As a result of this cancellation, there was a change of control whereby Mr. Pohlmann obtained voting control over the Company. Mr. Swinford has a first priority security interest over the patents until such time as the promissory notes he was provided in connection with the IP Purchase Agreement (described above) are satisfied in full.

Future maturities under the above mentioned notes payable at December 31, 2012 were as follows:

Year Ending December 31,	Amount
2013	202,921
2014	203,708
2015	126,948
2016	34,331
2017	30,873
Thereafter	7,829
Total	$606,610

NOTE 6 – STOCKHOLDERS’ EQUITY

The total number of shares of stock of all classes which the Company has authority to issue as a result of the amendment in September 2011 and described below is two hundred and five million (205,000,000), of which five million (5,000,000) are shares of Preferred Stock with a par value of $0.001 per share ("Preferred Stock"), and two hundred million (200,000,000) are shares of Common Stock with a par value of $0.001 per share ("Common Stock").

In January 2011, the Company’s majority shareholder, Mr. Herbert C. Pohlmann, and the Company’s then sole Director, Jerry Swinford, entered into a Voting Agreement, pursuant to which Mr. Herbert C. Pohlmann agreed to vote the shares of the Company which he owns as directed by Mr. Swinford from time to time, to appoint at least 40% of the Company’s Board of Directors, rounded up to the nearest whole number of Directors. The Voting Agreement remains in effect until December 31, 2015.

In May 2011, the Company’s sole Director and its majority shareholder approved the filing of a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada, pursuant to which our authorized shares of Common Stock were increased to 4,990,000,000 shares of Common Stock $0.001 par value per share and we re-authorized 5,000,000 shares of Preferred Stock $0.001 par value per share, which was filed and effective with the Secretary of State of Nevada in May 2011.

In September 2011, the Company’s sole Director and majority shareholder approved an amendment to the Company’s Articles of Incorporation to affect a 1:300 reverse stock split of the Company’s outstanding shares of Common Stock and to authorize 205,000,000 shares of capital stock, including 200,000,000 shares of Common Stock, $0.001 par value per share, and 5,000,000 shares of Preferred Stock, $0.001 par value per share, which amendment was effective with the Secretary of State of Nevada on October 21, 2011.  All share amounts presented herein reflect retroactive recognition of the 1:300 reverse stock split.

Preferred Stock

The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors.

The total number of designated shares of the Company’s Series A Preferred Stock is one million (1,000,000). As of December 31, 2012 and 2011, the Company had -0- shares of its Series A Preferred Stock, $0.001 par value issued and outstanding. The Series A Preferred Stock has no dividend rights, no liquidation preference, no redemption rights and no conversion rights and has 51% voting rights or voting rights equal to 51% of the Company’s outstanding common stock.

The total number of designated shares of the Company’s Series B Preferred Stock is one million (1,000,000). As of December 31, 2012 and 2011, the Company had 1,000,000 shares of its Series B Preferred Stock, $0.001 par value issued and outstanding, respectively. The Series B Preferred Stock has no dividend rights, no liquidation preference, no redemption rights, no voting rights and conversion rights of 0.0667 shares of common stock for each one preferred share during the Option Period (the “Option”).  The “Option Period”, beginning in November 2010 and terminated in November 2012, allowed the holder of such Series B Preferred Stock to purchase shares of Series A Preferred Stock of the Company for aggregate consideration of one hundred dollars and lasted for two years from the date that the holder of the Series A Preferred Stock no longer desired to hold the Series A Preferred Stock.

Series A Preferred Stock – Coil Tubing Technology Holdings, Inc. The Series A Preferred Stock of our wholly-owned subsidiary Coil Tubing Technology Holdings, Inc., has no dividend rights, no liquidation preference, no redemption rights and no conversion rights and has 51% voting rights or voting rights equal to 51% of Holdings’ outstanding common stock. On December 5, 2012, and effective November 30, 2010, the Company, Jerry Swinford and Holdings entered into a Series A Preferred Stock Cancellation Agreement pursuant to which Mr. Swinford cancelled the 1,000,000 shares of Series A Preferred Stock of Holdings which he held and the Company agreed to pay Mr. Swinford $1,000 ($0.001 per share of Series A Preferred Stock) in connection with such cancellation. As a result of the cancellation, the Company has sole voting control over and holds 100% of the outstanding securities of Holdings.

Common Stock

As of December 31, 2012 and 2011, the Company had 15,651,827 shares and 15,599,327 shares of its $0.001 par value common stock issued and outstanding, respectively.

In January 2012, the Company sold 52,500 Units to a third party in consideration for $52,500 or $1.00 per unit.

During 2011 the Company issued 14,613,810 shares of common stock as follows:

•	In January 2011, the Company sold 666,667 shares of the Company’s common stock to Mr. Herbert C. Pohlmann for consideration of $1,000,000 or $1.50 per share.

•	In February 2011, the Company sold 333,333 shares of the Company’s common stock to Mr. Herbert C. Pohlmann for consideration of $500,000 or $1.50 per share.

•	In May 2011, the Company sold 166,667 shares of the Company’s common stock to Mr. Herbert C. Pohlmann for consideration of $250,000 or $1.50 per share.

•	In May 2011, the Company sold 233,333 shares of the Company’s common stock to Mr. Herbert C. Pohlmann for consideration of $350,000 or $1.50 per share.

•	In May 2011, the Company issued 2,512,665 shares of the Company’s common stock to Mr. Herbert C. Pohlmann in connection with the conversion of the Convertible Promissory Notes (and accrued interest thereon).

•	In May 2011, the Company issued 761,408 shares of common stock to shareholders of Grifco and the Company as described in Note 10, below.

•	In May 2011, the Company issued 7,673,070 shares of the Company’s common stock to Mr. Herbert C. Pohlmann in connection with an Anti-Dilution and Make Whole Agreement, which was subsequently amended in June 2011 (as amended, the “Make Whole Agreement”). In connection with the Make Whole Agreement, we agreed to adjust the purchase price of certain of Mr. Herbert C. Pohlmann’s common stock purchases and to provide Mr. Herbert C. Pohlmann anti-dilutive rights in connection with the 761,408 shares of common stock issuable to shareholders of Grifco and the Company as described in Note 10, below, and to adjust the conversion price of his Convertible Promissory Notes. The Company accounted for this transaction in accordance with ASC 470-50-15 and ASC 470-50-40

•	In July 2011, the Company sold 333,333 shares of the Company’s common stock to a third party for consideration of $500,000 or $1.50 per share.

•	In October 2011, the Company sold 166,667 shares of the Company’s common stock to a third party for consideration of $200,000 or $1.20 per share.

•	In October 2011, the Company sold 166,667 shares of the Company’s common stock to Mr. Pohlmann for consideration of $200,000 or $1.20 per share.

•	In December 2011, the Company sold an aggregate of 1,600,000 units to Mr. Pohlmann, each consisting of (a) one share of common stock and (b) one common stock purchase warrant to purchase one share of common stock with a five year term and an exercise price of $1.00 per share (collectively the “Units”) for an aggregate of $1,600,000 or $1.00 per Unit. A total of $200,000 of the amount due in connection with the purchase of the Units was due prior to December 31, 2011 (amount was received as of 12/31/11); a total of $200,000 was due prior to January 25, 2012 (amount has been received as of the filing date of this report); a total of $100,000 was due prior to February 28, 2012 (amount has been received as of the filing date of this report); a total of $1,000,000 was due prior to April 30, 2012(amount has been received as of the filing date of this report); and a total of $100,000 was due prior to May 31, 2012(amount has been received as of the filing date of this report), with any and all unpaid amounts treated for all purposes as an outstanding promissory note due to the Company from Mr. Pohlmann, which notes shall not accrue interest until due.

As of December 31, 2012, Mr. Herbert C. Pohlmann held 14,401,095 shares (14,204,897 directly and 196,198 through a trust) (or approximately 92%) of the Company’s issued and outstanding shares of common stock.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Stock Options

In January 2011, the Company’s then sole Director and its majority shareholder, approved the Company’s 2010 Stock Incentive Plan, which allows the Board of Directors to grant up to an aggregate of eighty-three thousand three hundred and thirty-three (83,333) qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel (the “2010 Stock Plan”).

On and effective January 12, 2012, the Company’s Board of Directors and its majority shareholder, Herbert C. Pohlmann, approved the Company’s 2012 Stock Incentive Plan, which allows the Board of Directors to grant up to an aggregate of 750,000 qualified and non-qualified stock options, restricted stock and performance based awards of securities to the Company’s officers, Directors and consultants to help attract and retain qualified Company personnel (the “2012 Stock Plan” and together with the 2010 Stock Plan, the “Stock Plans”).

Stock Plans
Options initially reserved	833,333
Options issued during 2012 under the 2012 plan	(600,000)
Securities available to be granted/issued at December 31, 2012	233,333
Options issued and outstanding under the plans as of December 31, 2012	600,000

The Company recognized total option expense of $215,706 and $31,996 for the years ended December 31, 2012 and 2011, respectively.  The remaining amount of unamortized options expense at December 31, 2012 and 2011 was $784,294 and $0, respectively. The intrinsic value of outstanding as well as exercisable options at December 31, 2012 and 2011 was $1,560,000 and $80,000, respectively.

In August 2012, options to purchase an aggregate of 100,000 shares of common stock were granted to Jerry Swinford, at an exercise price of $1.00 per share. The options have a term of 10 years and vest on December 31, 2014. Fair value of $100,000 was calculated using the Black-Scholes option-pricing model. Variables used in the Black- Scholes option-pricing model for the options granted include: (1) discount rate of 1.64%, (2) term of 10 years, (3) expected volatility of 362%, and (4) zero expected dividends.

In August 2012, pursuant to a Second Amendment to Employment Agreement entered into with Jerry Swinford, 301,667 options were modified to extend the term from 5 to 10 years and to set the exercise price of certain of the options at $1.00 per share, resulting in an additional expense of $37,881. In March 2013, and effective as of October 2012, pursuant to an amendment to the Employment Agreement entered into with Jerry Swinford, the parties modified the vesting of certain of the options previously granted. The options granted to Jerry Swinford are as follows:

•	1,667 options vested on November 30, 2011;
•	100,000 options vested on December 14, 2011;
•	200,000 options vest on December 31, 2013; and
•	100,000 options vest on December 31, 2014.

In August 2012, options to purchase an aggregate of 100,000 shares of common stock were granted to Jason Swinford, at an exercise price of $1.00 per share. The options have a term of 10 years and vest on December 31, 2014. Fair value of $100,000 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options granted include: (1) discount rate of 1.64%, (2) term of 10 years, (3) expected volatility of 362%, and (4) zero expected dividends.

In August 2012, pursuant to a Second Amendment to Employment Agreement entered into with Jason Swinford, 301,667 options were modified to extend the term from 5 to 10 years and to set the exercise price of certain of the options at $1.00 per share, resulting in an additional expense of $37,881. In March 2013, and effective as of October 2012, pursuant to an amendment to the Employment Agreement entered into with Jason Swinford, the parties modified the vesting of certain of the options previously granted. The options granted to Jason Swinford are as follows:

•	1,667 options vested on November 30, 2011;
•	100,000 options vested on December 14, 2011;
•	200,000 options vest on December 31, 2013; and
•	100,000 options vest on December 31, 2014.

In August 2012, options to purchase an aggregate of 400,000 shares of common stock were granted to Herbert C. Pohlmann, at an exercise price of $1.00 per share. The options have terms of 10 years, with 25% of the options vesting on December 31, 2012 and 25% vesting annually thereafter over the next three years. Fair value of $400,000 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) discount rate of 1.64%, (2) term of 10 years, (3) expected volatility of 362%, and (4) zero expected dividends.

Activity in options during the year ended December 31, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contract Term
		(in dollars)	(in years)
Balance at December 31, 2011	603,334	$1.04	7.92
Granted	600,000	$1.00	9.08
Balance at December 31, 2012	1,203,334	$1.04	8.50
Exercisable at December 31, 2012	303,334	$1.07

Summary of options outstanding and exercisable as of December 31, 2012 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Options Outstanding	Number of Options Exercisable
$7.50	7.9	3,334	3,334
$1.00	8.5	1,200,000	300,000
$1.00 to $7.50	8.5	1,203,334	303,334

Summary of options outstanding and exercisable as of December 31, 2011 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Options Outstanding	Number of Options Exercisable
$7.50	4.9	3,334	1,667
$1.00	5.0	200,000	–
*	6.0	200,000	–
*	7.0	200,000	–
$1.00 to $7.50	6.0	603,334	1,667

* Exercise price will be determined on December 31, 2012 and 2013, and will equal the mean between the highest and lowest quoted selling prices of the Company’s common stock on the OTC Pink market.

Investor Warrants

In December 2011, the Company completed a private placement of 1,600,000 Units to Mr. Herbert C. Pohlmann as described in Note 6 above. Each Unit consisted of one share of common stock, and a warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $1.00 per share at any time until December 14, 2016. The Company sold each Unit at a price of $1.00 per Unit, which represents total proceeds of $1,600,000.

In January, 2012, the Company completed a private placement of 52,500 Units to a former Director as described in Note 6 above. Each Unit consisted of one share of common stock, and a warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $1.00 per share at any time until January 5, 2017. The Company sold each Unit at a price of $1.00 per Unit, which represents total proceeds of $52,500. The relative fair value of the warrants issued was approximately 50% of the proceeds. The warrants vest upon issuance. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 0.86%, (2) term of 5 years, (3) expected volatility of 437%, and (4) zero expected dividends.

In August, 2012, the Company granted John Callis, a former Director of the Company (a) warrants to purchase 220,000 shares of common stock of the Company with a term of one (1) year and an exercise price of $1.00 per share; and (b) warrants to purchase 52,500 shares of common stock of the Company with a term expiring on January 5, 2017 and an exercise price of $1.00 per share in consideration for funding previously provided to the Company. The relative fair value of the warrants issued was approximately 33% of the proceeds. In October 2011, John Callis purchased 166,667 shares of the Company’s common stock for consideration of $200,000 or $1.20 per share. The warrants vest upon issuance. Variables used in the Black- Scholes option-pricing model for the warrants issued include: (1) discount rate ranging from 0.18% to 0.69%, (2) term ranging from 1 to 4.4 years, (3) expected volatility ranging from 469% to 782%, and (4) zero expected dividends.

Activity in warrants during the year ended December 31, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contract Term
		(in dollars)	(in years)
Balance at December 31, 2011	1,600,000	$1.00	3.96
Granted	325,000	$1.00	1.74
Balance at December 31, 2012	1,925,000	$1.00	3.59
Exercisable at December 31, 2012	1,925,000	$1.00

Summary of warrants outstanding and exercisable as of December 31, 2012 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$1.00	3.59	1,925,000	1,925,000
$1.00	3.59	1,925,000	1,925,000

Summary of warrants outstanding and exercisable as of December 31, 2011 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$1.00	4.96	1,600,000	1,600,000
$1.00	4.96	1,600,000	1,600,000

NOTE 8 - INCOME TAXES

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following (in thousands):

	December 31, 2012	December 31, 2011
Provision (benefit) at statutory rate	$256,000	$248,000
Net operating loss utilization	(347,000)	–
Change in valuation allowance	91,000	(248,000)
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011, are presented below:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforward	$1,532,000	$1,879,000
Deferred tax assets	1,532,000	1,879,000

Deferred tax liabilities:
Property and equipment	(1,126,000)	(1,217,000)
Deferred tax liabilities	(1,126,000)	(1,217,000)

Net deferred tax assets	406,000	662,000
Valuation allowance	(406,000)	(662,000)
	$–	$–

The Company has determined that a valuation allowance of $406,000 at December 31, 2012, is necessary to reduce the net deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance, net of the reduction of the deferred tax asset for the use of the net operating loss, for 2012 was approximately $91,000. As of December 31, 2012, the Company has a net operating loss carry-forward of $4,507,000, which is available to offset future federal taxable income, if any, with expiration in starting in 2022.

The ability of the Company to utilize net operating loss (“NOL”) carryforwards to reduce future federal taxable income and federal income tax is subject to various limitations under the Internal Revenue Code of 1986, as amended. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company.

In the event of an ownership change (as defined for income tax purposes), Section 382 of the Code imposes an annual limitation on the amount of a corporation's taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains (as defined in the Code) inherent in the assets sold. Certain NOLs acquired through various acquisitions are also subject to limitations.

There are no significant differences between the Company’s operating results for financial reporting purposes and for income tax purposes.

NOTE 9 – CONCENTRATION OF RISK

The Company had gross sales of $7,764,984 and $5,541,131 for the years ended December 31, 2012 and 2011, respectively. The Company had two customers representing approximately 16% and 18% of gross sales and 32% and 20% of total accounts receivable for the year ended December 31, 2012. The Company had one customer that represented approximately 10% of gross sales and 22% of total accounts receivable for the year ended December 31, 2011.

The Company supplies a full line of tools to oil companies, coiled tubing operators and well servicing companies. A significant amount of the Company’s customers are in the oil and gas industry. Volatility or decline in oil and natural gas prices may result in reduced demand for our products and services which may adversely affect our business, financial condition and results of operation.

At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.

NOTE 10 – LITIGATION

In March 2010, the Company filed a Motion for Fairness Hearing to Issue Securities Pursuant to Section 3(a)(10) of the Securities Act of 1933, as Amended (the “Motion”) in order to issue shares of common stock to certain prior shareholders of the Company, Grifco International, Inc., a Nevada corporation (“Grifco”), and Mr. Pohlmann in order to settle an ongoing lawsuit. The court subsequently held a fairness hearing and approved the issuance of 761,408 shares of the Company’s common stock, plus additional shares issuable due to rounding (the “Shares”) without restrictive legend pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended (the “Act”). The issuance of the common stock was accrued as of December 31, 2010 and recorded as a stock dividend, in accordance with ASC 260-10-55-12.

As a result of the court order, we reclassified approximately $760 from the Company’s accumulated deficit account to its common stock account. The $760 represents the fair value of the shares issued pursuant to the court order. All previously reported earnings per share amounts in the accompanying financial statements are being retroactively presented to reflect the issuance of the 761,408 shares.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company sub-leases approximately 10,000 square feet in Spring, Texas that serves as its corporate offices and repair shop. The lease is on a month-to-month basis at a monthly cost of $6,700. The Company leased space for its sales offices in Dallas, Texas at a cost of $666 per month, which lease expired in February 2013 and was not renewed. The Company has a twelve month residential sub-lease agreement in effect from December 1, 2012 to December 1, 2013, pursuant to which the Company agreed to rent a residence located in Blairsville, Pennsylvania.   The lease has a monthly rental cost of $850 per month.  The Company plans to use the leased residence as a district office for sales in Ohio, Pennsylvania, and West Virginia and repair of equipment for that area. The Company also leases approximately 1,560 square feet of warehouse and office space in Red Deer, Alberta, Canada which lease expires in November 2013 for a total monthly rental expense of approximately $1,877 Canadian dollars (approximately $1,914 U.S. dollars) per month during the term of the lease. The Company also leases space serving as a sales office, warehouse and machine shop in Haynesville, Louisiana, which lease expires in August 2014 at a rate of $500 per month. The Company entered into a six month residential lease agreement (from June 1, 2012 to November 30, 2012) in Red Deer, Alberta, pursuant to which the Company leased a residence which it used as a corporate office space. The lease had a monthly rental cost of $1,070 Canadian dollars (approximately $1,091 U.S. dollars) per month and expired on November 30, 2012, which lease was not renewed.

Future minimum lease payments are as follows:

Years Ending December 31,	Amount
2013	$37,736
2014	4,000
Total	$41,736

For the years ended December 31, 2012 and 2011, rental expense of approximately $134,000 and $71,000, respectively, was incurred.

NOTE 12 - RELATED PARTY TRANSACTIONS

Executive Bonuses

In September, 2012, the Board of Directors, along with the Company’s majority shareholder agreed to pay the Company’s executive management discretionary bonuses totaling $311,500. As of December 31, 2012, the Company had paid the bonuses in full.

In December 2011, the Board of Directors, along with the Company’s majority shareholder, agreed to pay the Company’s executive management discretionary bonuses totaling $252,000. The bonuses, which had been accrued in 2011, were paid on July 15, 2012.

Employment Agreements

Jerry Swinford

In November 2010, the Company entered into an executive employment agreement with Jerry Swinford that expires in November 2015 (automatically renewable for additional one year terms unless terminated by either party as provided in the agreement). This agreement was amended in November 2011 (First Amendment), August 2012 (Second Amendment) and October 2012 (Third Amendment, effective August 2012).  Pursuant to the First Amendment, Mr. Swinford will receive (i) a base salary of $108,000 per year, (ii) standard benefits that are available to other executive officers, (iii) a one-time option to purchase up to 301,667 shares, (iv) and an annual bonus ranging from 20% to 100% of the prior year salary if certain earnings before income taxes, depreciation and amortization (EBITDA) are met.

Pursuant to the Second Amendment, (i) Mr. Jerry Swinford’s base salary increased to $120,000 effective July 1, 2012, (ii) Mr. Jerry Swinford received an option to purchase an additional 100,000 shares of the Company’s common stock at $1.00 per share, vesting on December 31, 2014, (iii) the option to purchase shares (401,667 in aggregate) was extended from five years to ten years, (iv) and Mr. Swinford was provided a profit bonus equal to 2.5% of the Company’s gross profit for fiscal 2013, in lieu of the EBITDA bonus discussed above. The Third Amendment clarified the terms of the gross profit bonus described in the Second Amendment and corrected the expiration date of the options (November 30, 2020) as previously set forth in the option agreements evidencing such options. In March 2013, and effective as of October 10, 2012, Mr. Jerry Swinford entered into a fourth amendment to his employment agreement with the Company, pursuant to which the parties agreed to modify the vesting date of stock options to purchase 100,000 shares of the Company’s common stock from December 31, 2012 to December 31, 2013.

In the event of termination, for good reason, by Mr. Jerry Swinford, including but not limited to death or disability, the Company will continue to pay his salary through the term of the agreement, plus a $100,000 lump-sum payment within ten (10) days of such termination. In the event of termination, for cause, by the Company, the Company will pay his compensation and benefits, through the date of termination within ten (10) days of such termination, and thereafter the Company shall have no further compensation, benefit or payment obligations to him, and all unvested options will terminate and be forfeited by him.

Jason Swinford

In November 2010, the Company entered into an executive employment agreement with Jason Swinford that expires in November 2015 (automatically renewable for additional one year terms unless terminated by either party as provided in the agreement). This agreement was amended in November 2011 (First Amendment), August 2012 (Second Amendment) and October 2012 (Third Amendment, effective in August 2012). Pursuant to the First Amendment, Mr. Jason Swinford will receive (i) a base salary of $200,000 per year, (ii) standard benefits that are available to other executive officers, (iii) a one-time stock grant of up to 301,667 shares, (iv) and an annual bonus ranging from 20% to 100% of the prior year salary if certain earnings before income taxes, depreciation and amortization (EBITDA) are met.

Pursuant to the Second Amendment, (i) Mr. Jason Swinford received an option to purchase an additional 100,000 shares of the Company’s common stock at $1.00 per share, vesting on December 31, 2014, (ii) the option to purchase shares (401,667 in aggregate) was extended from five years to ten years, (iii) a profit bonus equal to 2.5% of the Company’s gross profit for the 2013 fiscal year (in lieu of the EBITDA bonus), and (iv) a transaction bonus ranging from $3 million to $5 million based on certain corporate events. The Third Amendment clarified the terms of the gross profit bonus described in the Second Amendment and corrected the expiration date of the options (November 30, 2020) as previously set forth in the option agreements evidencing such options. In March 2013, and effective as of October 10, 2012, Mr. Jason Swinford entered into a fourth amendment to his employment agreement with the Company, pursuant to which they agreed to modify the vesting date of stock options to purchase 100,000 shares of the Company’s common stock from December 31, 2012 to December 31, 2013.

In the event of termination, for good reason, by Mr. Jason Swinford, including but not limited to death or disability, the Company will continue to pay his salary through the term of the agreement, plus a $100,000 lump-sum payment within ten (10) days of such termination. In the event of termination, for cause, by the Company, the Company will pay his compensation and benefits through the date of termination within ten (10) days of such termination, and thereafter the Company shall have no further compensation, benefit or payment obligations to him, and all unvested options will terminate and be forfeited by him.

NOTE 13 – SUBSEQUENT EVENTS

Effective January 7, 2013, the Company engaged Agility Financial Partners (“Agility”) to provide financial reporting and corporate governance consulting services. On January 7, 2013, Agility provided John N. Bingham to the Company and he was appointed as the Acting Chief Financial Officer. Agility received $5,000 per month under the terms of its engagement with the Company. On February 28, 2013, the Board of Directors of the Company terminated the services of Agility and John N. Bingham, former acting Chief Financial Officer.

Effective February 1, 2013, Herbert C. Pohlmann resigned as a Director of the Company in order to reduce his work load and focus on his health, but will continue to serve as a member of the Company’s Advisory Board moving forward.

Effective March 4, 2013, the Board of Directors appointed Richard R. Royall as Chief Financial Officer of the Company. On March 5, 2013, and effective March 1, 2013, the Company agreed to the terms of a letter agreement with Royall & Fleschler, pursuant to which the Company will pay Royall & Fleschler $5,000 per month for accounting and consulting services rendered and the use of Royall & Fleschler’s employee, Richard R. Royall, who has been appointed as the Chief Financial Officer of the Company.

In March 2013, and effective as of October 10, 2012, Jerry and Jason Swinford each entered into fourth amendments to their employment agreements with the Company, pursuant to which they agreed to modify the vesting date of stock options to purchase 100,000 shares of the Company’s common stock from December 31, 2012 to December 31, 2013 resulting in an additional expense of $36,689 for the year ended December 31, 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management's Assessment Regarding Internal Control

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position	Date First Appointed As Director Or Officer
Jason L. Swinford	33	Chief Executive Officer and Director	December 2011
Jerry L. Swinford	64	Executive Vice President, Secretary, Treasurer and Director	August 2006
Richard R. Royall	66	Chief Financial Officer	March 2013

Biographical information for our officer and Directors are set forth below:

Jason L. Swinford. Jason Swinford served as our Chief Operating Officer from November 1, 2010 to December 2011, when he was appointed as Chief Executive Officer.  Mr. Swinford has served as a Director of the Company since December 2011.  Mr. Swinford’s career with the Company began as Operations Manager of Holdings in 1999 when Holdings was founded. Mr. Swinford was responsible for establishing and organizing the manufacturing operating procedures, supervision of employees and the marketing effort. In April 2005, Mr. Swinford left the Company to become President of Houston Vehicles Unlimited (“HVU”), a private equity company. Since August 2007, Mr. Swinford has served on the Board of Directors of and as the Secretary of Steplyn Holdings (“Steplyn”). Steplyn is a privately owned entity.  Since returning to the Company in November 2010, Mr. Swinford has supervised the day to day operations, sales and manufacturing of the Company. During the last eighteen months, Mr. Swinford established and developed a successful sales force that not only services the initial sales territories of Texas, Oklahoma and Louisiana, but has extended the Company’s presence into California, Colorado, North Dakota, New Mexico, Pennsylvania, Utah, West Virginia, Wyoming and Canada.

Qualifications as Director:

Mr. Swinford’s significant experience as an officer and employee of the Company, as well as his other management experience gained through his time spent with HVU gives Mr. Swinford significant insight into the Company’s operations and provides him with unique experience which he uses as a member of the Board of Directors of the Company.

Jerry L. Swinford. Jerry L. Swinford served as our Chief Financial Officer from 2006 until 2013 and has served as our Secretary since 2006.  From January 2006 to December 2011, Mr. Swinford served as our Chief Executive Officer. From January 2006 to December 2011, Mr. Swinford served as our President.  Since August 2006, Mr. Swinford has served as a Director of the Company, serving as Chairman since December 2011.  Since January 2006, Mr. Swinford has served as our Secretary. Since December 2011, Mr. Swinford has also served as our Executive Vice President. Mr. Swinford has served as the President of and as a Director of Steplyn since August 2007. Mr. Swinford served as the President and Chief Executive Officer of Holdings from July 1999 to June 2009 and from November 2010 to present (Mr. Swinford served as Vice President of Holdings from June 2009 to November 2010), and as Chief Financial Officer, Secretary and Treasurer of Holdings since May 2007. Mr. Swinford served as Director of Holdings from April 2002 until March 2005, and has served as sole Director of Holdings from August 2006 to present. For more than fifteen years, Mr. Swinford was employed by Dresser Industries where he held various research and development and managerial positions.

Qualifications as Director:

As founder of Holdings, Mr. Swinford has over 40 years of expertise in the design and development of drilling tools. His diverse background in the Oil and Gas Industry includes responsibility of business policy implementation, product design, research and development, and field engineer. This experience provided the foundation for building the Company into a successful company that designs, develops, and patents proprietary drilling tools that are a widely respected brand of the industry. Mr. Swinford continues as an innovative force in the Oil and Gas Industry.

Richard R. Royall. Effective March 4, 2013, Richard R. Royall was appointed as the Chief Financial Officer of the Company. Mr. Royall has served as a Director of and as Chief Financial Officer of ERF Wireless, Inc. (ERFB:OTCBB) since March 2008. Mr. Royall is a certified public accountant and since 1972, has been engaged in the private practice of accounting with a concentration of expertise in accounting, mergers, acquisitions and SEC registrations and filings including implementation of SOX 404 compliance. Mr. Royall has been a partner in Royall & Fleschler since 1987, a private accounting firm focused on taxation and professional services to emerging companies. Mr. Royall holds a bachelors of business administration with a concentration on accounting from the University of Texas at Austin.

Involvement in Certain Legal Proceedings

Our Directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships:

Jason Swinford is the son of Jerry Swinford.

Board of Directors Meetings

The Company had four official meetings of the Board of Directors of the Company during the last fiscal year ended December 31, 2012.  All of the Company’s Directors attended at least 75% of the Company’s meetings.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this filing.

Code of Ethics

We have not adopted a formal Code of Ethics. The Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by only a small number of employees, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2012 and 2011. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2012, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000 (provided that our only executive officers were Jerry Swinford and Jason Swinford), and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jerry Swinford Former President, Former CEO, Executive Vice	2012	114,000	108,000	-	300,000 (3)	18,145 (4)	540,145
President, Former Chief Financial Officer and Chairman (1)(2)	2011	108,000	108,000 (5)	-	16,000 (6)	22,630 (7)	254,630

Jason Swinford CEO,	2012	200,000	200,000	-	300,000 (3)	21,886 (8)	721,886
Former Chief Operating Officer, and Director (1)	2011	146,668	144,000 (5)	-	16,000 (6)	27,191 (9)	333,859

This table does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.   There have been no changes in the Company’s compensation policies since December 31, 2012.

(1)	Jason Swinford was appointed as Chief Operating Officer in November 2010 and as Chief Executive Officer in December 2011 upon the resignation of Jerry Swinford as Chief Executive Officer of the Company.
(2)	From January 2006 to January 2013, Mr. Swinford served as our Chief Financial Officer of the Company. Effective January 7, 2013, John N. Bingham was appointed as Acting Chief Financial Officer of the Company. Effective February 28, 2013, Mr. Bingham was terminated as the Company’s Acting Chief Financial Officer. Effective March 4, 2013, Richard R. Royall was appointed as the Chief Financial Officer of the Company.
(3)	Represents the value of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(4)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $7,345 in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.
(5)	Accrued and paid in fiscal 2012.
(6)	Represents the value of options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.00 per share, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(7)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $11,830 in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.
(8)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $11,086 in health insurance premiums for Mr. Swinford and his family, which were paid for by the Company.
(9)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $16,391 in health insurance premiums for Mr. Swinford and his family, which were paid for by the Company.

Executive Employment Agreements

Jerry Swinford

In November 2010, the Company entered into an Executive Employment Agreement with Jerry Swinford, pursuant to which Mr. Swinford agreed to serve as Chief Executive Officer of the Company (which was subsequently amended by the parties entry into an amended agreement pursuant to which Mr. Swinford agreed to serve as Executive Vice President in December 2011 and was subsequently amended again in August 2012, October 2012 (effective August 2012) and March 2013 (effective October 2012), in each case to revise certain sections of the agreement, which amendments have been reflected in the discussion below) for five years (automatically renewable for additional one year terms unless terminated by either party as provided in the agreement) and the Company agreed to pay Mr. Swinford a base salary of not less than $120,000 per year ($108,000 per year from January 2011 to June 2012). The Company agreed to pay for Mr. Swinford’s and his wife’s health insurance through the end of the term of the agreement, regardless of whether such agreement is terminated as provided below.  The Company also agreed to pay Mr. Swinford a bonus of $10,000 upon his entry into the agreement and provide him the right to earn an additional bonus (collectively, the “Bonuses”). One such Bonus shall be paid at the end of each calendar year during the term of the agreement (except for 2013, pursuant to which the Profit Sharing Bonus (described below) applies) in the event the Company has positive earnings before interest, taxes, depreciation and amortization (minus extraordinary items including stock buybacks, acquisitions and other extraordinary items as determined at the reasonable discretion of the Board of Directors of the Company, and legal fees associated with such items) (“EBITDA”) for the prior calendar year ended December 31 (the “Prior Year”). The Bonus is based on a percentage of Mr. Swinford’s annual base salary for the Prior Year (the “Prior Year’s Salary”, provided that if the annual base salary has changed during such Prior Year, the Prior Year’s Salary shall equal the annual base salary at the end of such Prior Year), as provided below. If EBITDA for the Prior Year is:

i.	less than $2,000,000, no Bonus shall be due;
ii.	between $2,000,000 and $3,000,000, the Bonus shall be equal to 20% of the Prior Year’s Salary;
iii.	between $3,000,000 and $4,000,000, the Bonus shall be equal to 30% of the Prior Year’s Salary;
iv.	between $4,000,000 and $5,000,000, the Bonus shall be equal to 40% of the Prior Year’s Salary;
v.	between $5,000,000 and $6,000,000, the Bonus shall be equal to 50% of the Prior Year’s Salary;
vi.	between $6,000,000 and $7,000,000 the Bonus shall be equal to 75% of the Prior Year’s Salary; or
vii.	$7,000,000 or more, the Bonus shall be equal to 100% of the Prior Year’s Salary.

Mr. Swinford was provided the right to earn a profit sharing Bonus equal to 2.5% of the Company’s Gross Profit (the “Profit Bonus”) monthly in arrears for each month from January 2013 through December 2013 (each a “Profit Sharing Month”), which Profit Bonus is paid to Mr. Swinford by the Company based on the applicable Profit Sharing Month’s Profit. “Gross Profit” is defined as the Company’s gross profit (in the event the Company has a gross loss for any period, there shall be no Gross Profit for the applicable period) for each applicable period, calculated by taking the Company’s revenue for the applicable period and subtracting cost of revenues.

Additionally, pursuant to the Executive Employment Agreement, the Company also granted Mr. Swinford an option to purchase 401,667 shares of the Company’s common stock (the “Option”), with 1,667 options vesting upon the parties entry into the agreement (the “Initial Option”), with options to purchase the remaining amount of the Option vesting to Mr. Swinford as follows: 100,000 options on December 14, 2011 (the “2011 Option”); 200,000 options on December 31, 2013 (the “2013 Option”); and 100,000 options on December 31, 2014 (the “2014 Option”), provided that Mr. Swinford is still employed (either as an officer or Director) by the Company on such vesting date(s). The Initial Option has an exercise price of $7.50 per share, the 2011 Option, 2013 Option and 2014 Option have an exercise price of $1.00 per share. The Options expire on November 30, 2020, include a cashless exercise provision and the 2011 Option is subject to the Company’s 2010 Stock Incentive Plan and the 2013, Option and 2014 Option are subject to the Company’s 2012 Stock Incentive Plan.

Finally, pursuant to the Executive Employment Agreement, Mr. Swinford agreed to cancel the 2,050,000 shares of common stock of Holdings which he was previously issued and any rights to additional shares pursuant to the employment agreement he previously entered into with Holdings as well as 1,000,000 shares of Series A Preferred Stock of the Company which he then held in consideration for 10,000 shares of the Company’s common stock.  A required term and condition of the cancellation of the Series A Preferred Stock of the Company was the entry by Mr. Pohlmann (our majority shareholder) into a Voting Agreement with Mr. Swinford, pursuant to which Mr. Swinford has the right to direct Mr. Pohlmann to appoint two (2) out of every five (5) Directors of the Company, as determined by Mr. Swinford in his sole discretion, pursuant to the Voting Agreement, which remains in effect until December 31, 2015.

If Mr. Swinford’s employment is terminated by the Company for “cause” as defined in the agreement, the Company is required to pay him the compensation earned by him through the date of termination, including any Bonus which is due (which is calculated pro rata through the end of the last full calendar quarter), within 10 days of such termination date.  In the event the Company terminates Mr. Swinford’s employment for no reason or Mr. Swinford terminates the agreement for “good reason” as provided for in the agreement, including his death, the Company materially diminishing his responsibilities, his disablement, the Company breaching any term of the employment agreement, or a constructive termination (including Mr. Swinford being demoted, having his salary decreased or being forced to re-locate), the Company is required pay Mr. Swinford his salary for the remaining amount of the term of the agreement (at such times as the consideration would be due as if he was still employed by the Company), along with an additional $100,000 lump sum payment, due within 10 days of the termination date of the agreement.

Concurrently with his entry into the employment agreement, Mr. Swinford also entered into an At-Will Employment, Non-Competition, Confidential Information, Invention Assignment and Arbitration Agreement (the “At-Will Agreement”).   Pursuant to the At-Will Agreement, Mr. Swinford agreed that his employment is “at-will”; that he will not compete against the Company for a period of twelve months in south-eastern Texas following the termination of his employment agreement; that he would keep all of the Company’s confidential and proprietary information confidential following the termination of his employment agreement; that any inventions created by Mr. Swinford while employed by the Company belong to the Company; and that for twelve months following the termination of his employment agreement he will not solicit employees of the Company.

Jason Swinford

In November 2010, Jason Swinford, Jerry Swinford’s son, also entered into an Executive Employment Agreement with the Company, whereby Jason Swinford agreed to serve as the Chief Operating Officer of the Company (which agreement was revised and amended to provide for Mr. Swinford to serve as Chief Executive Officer in December 2011 and was subsequently amended again in August 2012, October 2012 (effective August 2012) and March 2013 (effective October 2012), in each case to revise certain other sections of the agreement, which amendments have been reflected in the discussion below) in consideration for an annual base salary of $132,000 per year ($200,000 per year subsequent to the December 2011 amendment), for a term of five years (automatically renewable for additional one year terms unless terminated by either party as provided in the agreement). Jason Swinford also received a bonus of $10,000 upon his entry into the agreement, and substantially similar rights to receive Bonuses and Options as Jerry Swinford has as provided above.  Jason Swinford’s employment agreement has substantially similar terms as Jerry Swinford’s as provided above, except for the higher yearly salary payable to Jason Swinford and the right to earn a Transaction Bonus (as defined below).

The Employment Agreement provides for Mr. Swinford to receive a bonus (the “Transaction Bonus”) in the event that a (a) Change of Control (as defined in the Employment Agreement) of the Company, Holdings, or CTT Texas; or (b) the sale by the Company of substantially all of the assets of the Company (or controlling interests in the Company’s subsidiaries), each in one or more related transactions (each a “Bonus Transaction”); occurs while Mr. Swinford is employed under the terms of the Employment Agreement or within six (6) months of the termination of such agreement by the Company for any reason other than cause, or by Mr. Swinford for good reason, subject to the below “Transaction Bonus Schedule”:

i.	If the total consideration received by the Company and the Company’s shareholders in such Bonus Transaction, including the assumption of any liabilities of the Company in such transaction and the value of any securities received by the Company or its shareholders in connection with such Bonus Transaction (collectively the “Bonus Transaction Consideration”), exceeds $75 million, but is less than $99,999,999.99, Mr. Swinford receives a Transaction Bonus of $2 million;

ii.	If the Bonus Transaction Consideration is between $100 million and $124,999,999.99 million, Mr. Swinford receives a Transaction Bonus of $3 million;

iii.	If the Bonus Transaction Consideration is between $125 million and $149,999,999.99, Mr. Swinford receives a Transaction Bonus of $4 million; and

iv.	If the Bonus Transaction Consideration is over $150 million, Mr. Swinford receives a Transaction Bonus of $5 million.

Additionally, in connection with the Company’s entry into the employment agreement with Jason Swinford, he entered into an At-Will Agreement with substantially similar terms as Jerry Swinford’s At-Will Agreement as discussed above.

Consulting Agreements

Effective January 7, 2013, the Company engaged Agility Financial Partners (“Agility”) to provide financial reporting and corporate governance consulting upon commencement of its anticipated requirements of being a fully-reporting public company. On January 7, 2013, Agility provided John N. Bingham to the Company and he was appointed as the Acting Chief Financial Officer. On February 28, 2013, the Company terminated the services of Agility and Mr. Bingham. Agility received $5,000 per month under the terms of its engagement with the Company.

On March 5, 2013, and effective March 1, 2013, the Company agreed to the terms of a letter agreement with Royall & Fleschler, pursuant to which the Company will pay Royall & Fleschler $5,000 per month for accounting and consulting services rendered and the use of Royall & Fleschler’s employee, Richard R. Royall, who has been appointed as the Chief Financial Officer of the Company.

2012 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2012 for each of the Named Executive Officers:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jason L. Swinford	1,667	–	$7.50	11/30/2020
	100,000	300,000 (1)	$1.00	11/30/2020
Jerry L. Swinford	1,667	–	$7.50	11/30/2020
	100,000	300,000 (1)	$1.00	11/30/2020

(1)	200,000 options vest on December 31, 2013 and 100,000 options vest on December 31, 2014.

2012 Director Compensation

Set forth below is the compensation received by each of our non-executive Directors during the last fiscal year.

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Callis	(a)	–	–	$–		–	–	–	$–
Richard Connaughton	(b)	–	–	$–		–	–	–	$–
Herbert C. Pohlmann	(c)	–	–	$400,000	(d)	–	–	–	$400,000

We do not have any policy regarding the compensation of Directors and paid no compensation for Director services during the year ended December 31, 2012, except in connection with the grant of options to Mr. Pohlmann as discussed above.

(a)	Mr. Callis was appointed to the Board of Directors effective January 30, 2012, and resigned effective June 20, 2012. Mr. Callis is the son-in-law of our former Director and majority shareholder, Herbert C. Pohlmann.

(b)	Mr. Connaughton was appointed to the Board of Directors effective January 30, 2012, and resigned effective June 21, 2012.

(c)	Mr. Pohlmann was appointed to the Board of Directors effective January 30, 2012, and resigned effective February 1, 2013.

(d)	Represents the Grant Date Fair Value of options to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share (of which 100,000 options vested on December 31, 2012), calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 7 to our financial statements for assumptions underlying the valuation of equity awards.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in its sole determination. Our Board of Directors also reserves the right to pay our executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives. Such incentive bonuses will be separate from the bonuses, if any, provided for in our executive’s employment agreements with the Company.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors.

Criteria for Compensation Levels

The Company seeks to attract and retain qualified executives and employees to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its officers, employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Company’s Chief Executive Officer) and the Company (in establishing compensation levels for other executives, if any) may consider many factors, including, but not limited to, the individual’s abilities and performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. In determining compensation levels, the Board of Directors may also consider the experience level of each particular individual and/or the compensation level of executives in similarly situated companies in our industry.

Compensation levels for executive officers are generally reviewed annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below).

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•	The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•	The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•	In order to reward financial performance over time, the Company’s compensation programs generally will consist of base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 15, 2013, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of March 15, 2013, there were 15,651,827 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%:
Herbert C. Pohlmann	14,451,095	(2)	83.28%

Officers and Directors:
Jason L. Swinford	101,667	(3)	0.65%
Jerry L. Swinford	111,667	(4)	0.71%
All directors and executive officers as a group (2 persons)	213,334		1.36%

(1)	Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Coil Tubing Technology, Inc., 19511 Wied Road, Suite #, Spring, Texas 77388.
(2)	Consisting of (i) 12,751,095 shares of common stock held personally; (ii) 1,600,000 shares underlying exercisable warrants; and (iii) 100,000 shares underlying exercisable options.
(3)	Consisting of 101,667 shares underlying exercisable options.
(4)	Consisting of (i) 10,000 shares of common stock held and 101,667 shares underlying exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In January 2012, the Company sold 52,500 units to Richard J. Connaughton, a former Director of the Company, in consideration for $52,500 or $1.00 per unit.  Each unit consisted of (a) one share of common stock and (b) one common stock purchase warrant to purchase one share of common stock with a five year term and an exercise price of $1.00 per share (collectively the “Units”). A total of $22,500 of the amount due in connection with the purchase of the Units was payable at the time of the parties’ entry into the subscription agreement evidencing the sale; a total of $2,500 was due prior to February 28, 2012; a total of $25,000 was due prior to April 30, 2012; and a total of $2,500 was due prior to May 31, 2012, with any and all unpaid amounts treated for all purposes as an outstanding promissory note due to the Company from Mr. Connaughton, which notes did not accrue interest. All of the amounts due in connection with the January 2012 subscription have been paid to date.

Effective August 28, 2012, the Board of Directors of the Company granted the Company’s former Director and majority shareholder, Herbert C. Pohlmann, options to purchase an aggregate of 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share and with a term of ten years in consideration for among other things, services rendered as the Company’s Director from February 1, 2012 to August 28, 2012.

Effective August 28, 2012, the Board of Directors of the Company granted John Callis, a former Director of the Company, (a) warrants to purchase 220,000 shares of common stock of the Company with a term of one (1) year and an exercise price of $1.00 per share; and (b) warrants to purchase 52,500 shares of common stock of the Company with a term expiring on January 5, 2017 and an exercise price of $1.00 per share (collectively, the “Warrants”), in consideration for funding previously provided to the Company.

In September 2012, the Board of Directors approved a discretionary bonus of $108,000 for Jerry Swinford and a discretionary bonus of $200,000 for Jason Swinford, for the year ended December 31, 2012.   The bonuses were not granted based on any certain revenue or EBITDA targets, but were instead granted at the discretion of the Board of Directors based on new technology developed for the Company by Jerry Swinford and on new sales generated by Jason Swinford during the 2012 calendar year.

On December 5, 2012, and effective November 30, 2010, the Company, Jerry Swinford and Holdings entered into a Series A Preferred Stock Cancellation Agreement pursuant to which Mr. Swinford cancelled the 1,000,000 shares of Series A Preferred Stock of Holdings which he held and the Company agreed to pay Mr. Swinford $1,000 ($0.001 per share of Series A Preferred Stock) in connection with such cancellation.  As a result of the cancellation, the Company has sole voting control over and holds 100% of the outstanding securities of Holdings.

In January 2013, Mr. Pohlmann gifted 1,650,000 shares of restricted common stock of the Company which he held to two irrevocable family trusts in the names of his daughters (825,000 shares in total to each trust).

In March 2013, and effective as of October 10, 2012, Jerry and Jason Swinford each entered into fourth amendments to their employment agreements with the Company, pursuant to which they agreed to modify the vesting date of stock options to purchase 100,000 shares of the Company’s common stock from December 31, 2012 to December 31, 2013, and as a result they each now have 200,000 stock options to purchase shares of the Company’s common stock which vest on December 31, 2013, provided that such amendments did not otherwise change or modify the terms of their employment agreements.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Directors. In connection with the approval of the transactions described above, our Directors took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors.  On a moving forward basis, our Directors will continue to approve any related party transaction based on the criteria set forth above.

Independence of Directors

The Company is not required to maintain independent Directors at this time. The Company will seek to appoint independent Directors, if and when it is required to do so.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended December 31, 2012, and December 31, 2011, the aggregate fees billed by LBB & Associates Ltd., LLP, were as follows:

	December 31, 2011	December 31, 2010
Audit fees	$63,370	$67,105
Audit related fees	$–	$–
Tax fees	$–	$–
All other fees	$–	$–

Audit Fees

Consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by LBB & Associates Ltd., LLP, in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)(1)    Financial Statements

The consolidated financial statements filed as part of this Form 10-K are listed and indexed in Part II, Item 8.

(a)(2)    Schedules

All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3)    Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Coil Tubing Technology, Inc.

Dated: March 22, 2013

By: /s/ Jason Swinford

Jason Swinford

Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Jason Swinford

Jason Swinford

Chief Executive Officer (Principal Executive Officer) and Director

Dated: March 22, 2013

By: /s/ Richard R. Royall

Richard R. Royall

Chief Financial Officer (Principal Financial/Accounting Officer)

Dated: March 22, 2013

By: /s/ Jerry Swinford

Jerry Swinford

Executive Vice President, Chairman, Secretary and Treasurer

Dated: March 22, 2013

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/Furnished Herewith	Form	Exhibit	Filing Date/Period End Date
2.1	Definitive Acquisition Purchase Agreement		10	2.1	1/23/12
2.2	Agreement For Exchange of Common Stock between Grifco and Coil Tubing		10	2.2	1/23/12
2.3	Plan and Agreement of Merger and Reorganization		10	2.3	1/23/12
3.1	Articles of Incorporation		10	3.1	1/23/12
3.2	Articles of Merger		10	3.2	1/23/12
3.3	Series A Preferred Stock Designation		10	3.3	1/23/12
3.4	Series B Preferred Stock Designation		10	3.4	1/23/12
3.5	Certificate of Amendment (increasing authorized shares to 750,000,000 shares of common stock)		10	3.5	1/23/12
3.6	Certificate of Amendment (increasing authorized shares to 1,990,000,000 shares of common stock)		10	3.6	1/23/12
3.7	Certificate of Amendment (increasing authorized shares to 4,990,000,000 shares of common stock)		10	3.7	1/23/12
3.8	Certificate of Amendment (affecting 1:300 reverse split and authorization of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock)		10	3.8	1/23/12
3.9	Bylaws (Nevada)		10	3.9	1/23/12
4.1	Coil Tubing Technology, Inc. 2010 Stock Incentive Plan**		10	4.1	1/23/12
4.2	Coil Tubing Technology, Inc. 2012 Stock Incentive Plan**		10	4.2	1/23/12
10.1	Hammelmann Statement of Understanding Coil Tubing Cleaner		10	10.1	1/23/12
10.2	Hammelmann Statement of Understanding 5 1/8” RotorJet and TurboJet		10	10.2	1/23/12
10.3	Agreement and Release between Grifco and Coil Tubing		10	10.3	1/23/12
10.4	Restatement and Novation of Agreement for Exchange of Common Stock between Grifco and Coil Tubing		10	10.4	1/23/12
10.5	Employment Agreement with Jerry Swinford**		10	10.5	1/23/12
10.6	At-Will Employment, Non-Competition, Confidential information, Invention Assignment and Arbitration Agreement with Jerry Swinford**		10	10.6	1/23/12
10.7	Employment Agreement with Jason Swinford**		10	10.7	1/23/12
10.8	At-Will Employment, Non-Competition, Confidential information, Invention Assignment and Arbitration Agreement with Jason Swinford**		10	10.8	1/23/12
10.9	Intellectual Property Purchase Agreement Between Jerry Swinford and the Company**		10	10.9	1/23/12
10.10	Secured Promissory Note ($475,000) – November 30, 2010**		10	10.10	1/23/12
10.11	Secured Promissory Note ($700,0000) – November 30, 2010**		10	10.11	1/23/12
10.12	Guaranty Agreement, Whereby Holdings Guaranteed The Repayment of Jerry Swinford’s Notes**		10	10.12	1/23/12
10.13	Cancellation, Resignation, Repayment and Issuance Agreement with Charles Wayne Tynon**		10	10.13	1/23/12
10.14	Voting Agreement Between Herbert C. Pohlmann and Jerry Swinford**		10	10.14	1/23/12
10.15	Anti-Dilution and Make Whole Agreement with Herbert C. Pohlmann**		10	10.15	1/23/12
10.16	First Amendment to Anti-Dilution and Make Whole Agreement with Herbert C. Pohlmann**		10	10.16	1/23/12
10.17	First Amendment to Employment Agreement with Jerry Swinford**		10	10.17	1/23/12

10.18	First Amendment to Employment Agreement with Jason Swinford**		10	10.18	1/23/12
10.19	Intellectual Property Assignment Agreement between Jerry Swinford and the Company**		10	10.19	1/23/12
10.20	Form of Common Stock Purchase Warrant (granted in connection with the January 2012 sale of Units)**		10	10.21	1/23/12
10.21	Distribution Agreement with Supreme Oilfield Services		S-1	10.22	10/16/12
10.22	Second Amendment to Employment Agreement with Jerry Swinford**		S-1	10.23	10/16/12
10.23	Second Amendment to Employment Agreement with Jason Swinford**		S-1	10.24	10/16/12
10.24	Stock Option Agreement – Jerry Swinford**		S-1	10.25	10/16/12
10.25	Stock Option Agreement – Jason Swinford**		S-1	10.26	10/16/12
10.26	Stock Option Agreement – Herbert C. Pohlmann**		S-1	10.27	10/16/12
10.27	Third Amendment to Employment Agreement with Jerry Swinford**		S-1	10.28	10/16/12
10.28	Third Amendment to Employment Agreement with Jason Swinford**		S-1	10.29	10/16/12
10.29	Series A Preferred Stock Cancellation Agreement**		S-1	10.29	12/13/12
10.30*	Fourth Amendment to Employment Agreement with Jerry Swinford**	X
10.31*	Fourth Amendment to Employment Agreement with Jason Swinford**	X
10.32*	Letter Agreement with Royall and Fleschler (March 5, 2013)**	X
21.1	Subsidiaries		10	21.1	1/23/12
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS#	XBRL Instance Document	X
101.SCH#	XBRL Taxonomy Extension Schema Document	X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Indicates management contract or compensatory plan or arrangement.

*** Furnished herewith.

# XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

