Form 10-Q
period 2013-03-31
COIL TUBING TECHNOLOGY, INC.
filed 2013-05-13
CIK 1084463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No. 333-184443

COIL TUBING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0625217
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

19511 Wied Road, Suite E, Spring, Texas	77388
(Address of principal executive offices)	(Zip code)

(281) 651-0200

Registrant's telephone number, including area code

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

The number of shares outstanding of the registrant's $0.001 par value common stock on May 13, 2013 is 15,651,827 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 and December 31, 2012

($ in thousands except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current Assets:
Cash	$1,142	$1,153
Accounts receivable, net	2,157	1,827
Other current assets	66	57
Total Current Assets	3,365	3,037

Rental tools, net	3,541	3,687
Property and equipment, net	535	534
Intangible assets, net	1,013	1,033
Total Assets	$8,454	$8,291

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$485	$407
Accrued liabilities	128	73
Related party notes payable - current	156	156
Notes payable – current	51	47
Total Current Liabilities	820	683

Long Term Liabilities:
Related party notes payable, net of current portion	207	246
Notes payable, net of current portion	175	158
Total Liabilities	1,202	1,087

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized Series A Preferred Stock, $.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	–	–
Series B Convertible Preferred Stock, $.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1	1
Common Stock, $.001 par value, 200,000,000 shares authorized; 15,651,827 shares issued and outstanding at March 31, 2013 and December 31, 2012	16	16
Additional paid-in capital	9,495	9,381
Accumulated deficit	(2,260)	(2,194)
Total Stockholders' Equity	7,252	7,204

Total Liabilities and Stockholders' Equity	$8,454	$8,291

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013 and 2012

($ in thousands except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Rental revenue	$1,760	$2,215
Product revenue	44	50
Total revenue	1,804	2,265

Cost of revenue:
Compensation and benefits	234	254
Material, supplies and support service	291	300
Facilities and support expenses	61	98
Depreciation of rental tools	268	224
Total cost of revenue	854	876

Gross profit	950	1,389

Operating Expenses:
Compensation and benefits	268	136
Selling and marketing	473	519
General and administrative	229	249
Depreciation and amortization	67	58
Gain on sale of fixed assets	(18)	–
Total operating expenses	1,019	962

Income (loss) from operations	(69)	427

Other income (expense):
Other income	6	–
Interest expense	(3)	(4)
Total other income (expense)	3	(4)

Net income (loss)	$(66)	$423

Net income (loss) per common share :
Basic	$(0.00)	$0.03
Diluted	$(0.00)	$0.02

Weighted average common shares outstanding:
Basic	15,651,827	16,407,295
Diluted	15,651,827	17,625,543

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

($ per thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$(66)	$423
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	114	–
Depreciation and amortization	335	282
Gain on sale of property and equipment	(18)	–
Changes in:
Accounts receivable	(388)	(437)
Other current assets	(9)	(9)
Accounts payable	78	(287)
Accrued liabilities	55	124
Net cash provided by operating activities	101	96

Cash Flows From Investing Activities:
Purchase of rental tools	(102)	(428)
Proceeds from sale of lost tools	58	30
Purchase of machinery and equipment	(50)	(92)
Net cash used in investing activities	(94)	(490)

Cash Flows From Financing Activities:
Proceeds from notes payable, net	21	26
Payments on related party notes payable	(39)	(39)
Proceeds from sale of common stock and warrants	–	425
Net cash provided by (used in) financing activities	(18)	412

Net increase (decrease) in cash	(11)	18
Cash at beginning of period	1,153	226
Cash at end of period	$1,142	$244

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3	$4
Income taxes	$–	$–

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Nature of the Company

Coil Tubing Technology, Inc. (“we” or the “Company”) provides products and services to the oil and gas industry specializing in the design and production of proprietary tools for the coil tubing industry. The Company concentrates on three categories of coil tubing applications: tubing fishing, tubing work over and coil tubing drilling. The Company supplies a full line of tools to oil companies, coiled tubing operators and well servicing companies. The Company focuses on the development, marketing, sales and rental of advanced tools and related technical solutions for use with coil tubing and jointed pipe in the bottom hole assembly for the exploration and production of hydrocarbons.  Historically, our revenues have been generated primarily from the rental of coil tubing products.

Basis of Accounting

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., a Nevada corporation and its Texas corporate subsidiaries, Total Downhole Solutions, Inc. (“TDS”), formerly Precision Machining Resources, Inc., Coil Tubing Technology, Inc. (“CTT Texas”) and Coil Tubing Technology Canada Inc., an Alberta, Canada corporation (“CTT Canada”). The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2012 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2012 as reported in Form 10-K have been omitted.

NOTE 2 – RENTAL TOOLS

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of 5 years and are presented in the accompanying financial statements, net of accumulated depreciation of $2,349,000 and $2,101,000 as of March 31, 2013 and December 31, 2012, respectively.  For the three months ended March 31, 2013 and 2012, depreciation expense of $268,000, and $224,000, respectively, was included in the cost of revenue.

NOTE 3 – ACCOUNTS RECEIVABLE

As of March 31, 2013 and December 31, 2012, accounts receivable consists of the following:

	March 31, 2013	December 31, 2012
Accounts receivable	$2,170	$1,840
Allowance for doubtful accounts	(13)	(13)
Accounts receivable, net	$2,157	$1,827

NOTE 4 – NOTES PAYABLE

As of March 31, 2013 and December 31, 2012, the following promissory notes were outstanding:

	March 31, 2013	December 31, 2012
Notes payable – vehicle loans	$226	$205
Related party note payable - Jerry Swinford	363	402
Total debt	589	607
Less current portion – current portion – notes payable	(51)	(47)
Less current portion – related party note payable	(156)	(156)
Long-term debt	$382	$404

Vehicle Loans

The Company has entered into a number of loans for the purchase of vehicles used in its business. These vehicles are primarily used by sales and delivery personnel. These installment loans are generally two to six-year loans at interest rates varying from 4.99% to 7.84% and are secured by the vehicles.

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

In connection with the IP Agreement, Mr. Swinford agreed to cancel 1,000,000 shares of the Company’s Series A Preferred Stock. As a result of this cancellation, there was a change of control whereby Herbert C. Pohlmann obtained voting control over the Company. Mr. Swinford has a first priority security interest over the patents until such time as the promissory notes are satisfied in full.

NOTE 5 - STOCK OPTIONS

There were no options granted during the three months ended March 31, 2013.

The Company recognized total option expense of $114,000 for the three months ended March 31, 2013.  The remaining amount of unamortized options expense at March 31, 2013 was $671,000. The intrinsic value of outstanding as well as exercisable options at March 31, 2013 was $2,340,000.

NOTE 6 – MAJOR CUSTOMERS

The Company had gross sales of $1,804,000 and $2,265,000 for the three months ended March 31, 2013 and 2012, respectively. The Company had two customers representing approximately 26% and 13% of gross sales and 36% and 15% of total accounts receivable for the three months ended and as of March 31, 2013. The Company had two customers that represented approximately 16% and 12% of gross sales and 19% and 18% of total accounts receivable for the three months ended and as of March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) is prepared by Coil Tubing Technology, Inc. Unless otherwise indicated or the context otherwise requires, in this Form 10-Q all references to “Coil Tubing Technology, Inc.” the “Company,” “we,” “our” and “us” refer to Coil Tubing Technology, Inc. and its subsidiaries on a consolidated basis.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2012 and 2011, and for the years then ended, included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 22, 2013 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

Disclosure Regarding Forward-Looking Statements

Our disclosure and analysis in this Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All statements other than statements of historical facts included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.

These forward-looking statements are largely based on our expectations and beliefs concerning future events, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control.

Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed under “Item 1A. Risk Factors” in our Form 10-K and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, or MD&A. All forward-looking statements speak only as of the date of this Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Our Markets and Business Strategy

Our primary markets for our coil tubing products are oil and gas companies engaged in horizontal drilling activities located in the United States and Canada. We rent our products to these oil and gas companies either directly or indirectly through oil service companies. Our revenues are generated by drilling and well services activities, and therefore, cold weather and holidays and employee vacations during our first and fourth quarters exert downward pressure on revenues for those quarters, which is usually partially offset by the year-end efforts on the part of many customers to spend any remaining funds budgeted for services and capital expenditures. During the first quarter of 2013 oil and gas service companies, which are our clients, have reduced their drilling and work-over operations which in turn have decreased their demand for, and their use of, our rental tools. Our revenues for the first quarter of 2013 are approximately $1,804,000 compared to $2,265,000 in the first quarter of 2012, a decrease of $461,000. We expect our revenues to continue to follow the trends in drilling activities for the second quarter of 2013.

Based on the current trends in drilling activities we intend to implement the following strategies:

—	Build profitable sales of existing proprietary products;
—	Accelerate development of new proprietary products for the oil and gas industry;
—	Accelerate growth of new distribution stockpoints worldwide;
—	Expand into other areas of drilling such as conventional drilling tools; and
—	Partner or acquire other coil tubing companies to expand our product sales and service.

We believe increasing the availability of our proprietary product lines to our customers is critical to our profitability. Therefore, we will focus on initiatives to drive quarter over quarter sales growth for our existing products emphasizing:

—	Enhanced customer focus through a concerted sales and marketing effort in the following quarters;
—	Increased investment in product lines; and
—	Accelerated growth of new product lines.

During the 1st quarter of 2013 we became a fully-reporting public company. Our common stock is now quoted on the OTCQB market under the symbol “CTGB”. We intend to seek funding through public or other equity based offerings to support future acquisition and growth plans.

Critical Accounting Policies

Revenue Recognition.  The Company's revenue is generated primarily from the rental and sales of its tools used for oilfield services primarily in Texas, Louisiana and Pennsylvania in the U.S. and in Alberta, Canada. Rental income is recognized over the rental periods, which are generally from one to thirty days. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the sale occurs and the realization of collectability is reasonably assured. These estimates are based on historical amounts and adjusted periodically based on changes in facts and circumstances when the changes become known to the Company. The Company also recognizes rental revenue for the full sales price of any tools which are lost and/or damaged in use (and billed to the customer) and recognizes the net carrying cost of such tool (“manufacturers cost” less depreciation) as cost of product of rental revenue.

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

Rental Tool Assets.  Approximately 98% of the Company’s revenues are generated from the rental of its coil tubing products. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers cost.” Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental tools revenue for the Company. The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products of rental revenue, respectively.

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

Stock-Based Compensation.  The Company accounts for stock-based employee compensation arrangements using the fair value method that requires that the fair value of employees awards issued, modified, repurchased or cancelled after implementation, under share-based payment arrangements, be measured as of the date the award is issued, modified, repurchased or cancelled. The resulting cost is then recognized in the statement of earnings over the service period.

The Company periodically issues common stock for services rendered and may issue common stock for acquisitions in the future. Common stock issued is valued at fair market value. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the various weighted average assumptions, including dividend yield, expected volatility, average risk-free interest rate and expected lives.

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

Comparison of Results of Operations

Three Months Ended March 31, 2013, Compared To Three Months Ended March 31, 2012

The following tables set forth summarized consolidated financial information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2012	$ Change	% Change
Total sales	$1,804	$2,265	$(461)	20%
Cost of goods sold	854	876	(22)	3%
Gross profit	950	1,389	(439)	32%
Gross profit as a percent of total sales	53%	61%
Operating expenses	1,019	962	57	6%
Income (loss) from operations	(69)	427	(496)	116%
Other income (expense)	3	(4)	7	175%
Net income (loss)	$(66)	$423	$(489)	116%

For the three months ended March 31, 2013, the Company's business operations reflected a decrease in sales for Coiled Tubing Technology, Inc. and subsidiaries (“CTT”). For the three months ended March 31, 2013, the Company's consolidated operations generated revenues of approximately $1,804,000 compared to prior-year revenues of $2,265,000 for the quarter ended March 31, 2012. The $461,000 decrease in net sales is primarily attributable to a decline in rental orders for coil tubing products. This decline is a result of our customers postponing drilling operations until later in the 2013 budget year. We expect to increase our revenues to reflect the current trends in the drilling industry based on sales information provided by our largest customers. For the three months ended March 31, 2013, the Company had a gross profit margin of 53%, compared to a gross profit margin 61% for three months ended March 31, 2012. The $439,000 decrease in gross profit for the three months ended March 31, 2013, compared to the prior period, is primarily attributed to the slowdown in orders for our rental products by our largest customers.

Revenue Information

The following tables set forth summarized consolidated sales information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2012	$ Change	% Change
Rentals	$1,760	$2,215	$(455)	21%
Products	44	50	(6)	12%
Total revenue	$1,804	$2,265	$(461)	20%

We had total revenues of approximately $1,804,000 for the three months ended March 31, 2013, compared to total revenues of $2,265,000 for the three months ended March 31, 2012, a decrease in total revenues of $461,000 or 20% from the prior period.  Total revenues included $1,760,000 of rental revenue for the three months ended March 31, 2013, compared to $2,215,000 for the three months ended March 31, 2012, a decrease in rental revenue of $455,000 or 21% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand.  We anticipate that the demand for our rental tools will be less for the next quarter based on current oil and gas drilling data in our service areas and an increase in competitive pricing to maintain our market share.

Cost of Revenue

The following table sets forth summarized cost of revenue information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2012	$ Change	% Change
Depreciation of rental tools	$268	$224	$44	20%
Facilities and support expenses	61	98	(37)	38%
Compensation and benefits	234	254	(20)	8%
Material, supplies and support service	291	300	(9)	3%
Total cost of revenue	$854	$876	$(22)	3%

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $854,000 for the three months ended March 31, 2013, compared to a cost of $876,000 for the three months ended March 31, 2012, a decrease of $22,000 or 3% from the prior period. This decrease is mainly attributable to lower overtime and reduced travel and related expenses.

Gross Profit

We had gross profit of $950,000 for the three months ended March 31, 2013, compared to gross profit of $1,389,000 for the three months ended March 31, 2012, a decrease in gross profit of $439,000 or 32% from the prior period. Our gross profit was 53% of revenue for the three months ended March 31, 2013, compared to 61% for the three months ended March 31, 2012.

Operating Expenses

General and Administrative

The following table sets forth summarized operating expense information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2013	$ Change	% Change
Depreciation and amortization	$67	$58	$9	16%
Compensation and benefits	268	136	132	97%
General and administrative- Professional services	157	173	(16)	9%
General and administrative expenses- Other	72	76	(4)	5%
Total general operating expenses	$564	$443	$121	27%

We had total general and administrative expenses of $564,000 for the three months ended March 31, 2013, compared to total general and administrative expenses of $443,000 for the three months ended March 31, 2012, an increase in general and administrative expenses of $121,000 or 27% from the prior period. The increase in general and administrative expenses was primarily due to the increase in compensation expense of $113,000 for the extending the life of the stock options for key management personnel.

Selling and Marketing

The following table sets forth summarized selling and marketing expense information for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2012	$ Change	% Change
Auto	$79	$76	$3	4%
Commissions	191	232	(41)	18%
Compensation and benefits	110	145	(35)	24%
Other selling and marketing	93	66	27	41%
Total selling and marketing expenses	$473	$519	$(46)	9%

We had total selling and marketing expenses of $473,000 for the three months ended March 31, 2013, compared to $519,000 for the three months ended March 31, 2012, a decrease of $46,000 or 9% from the prior period, which decrease was mainly due to decreases in sales commissions, automobile expenses and travel.

Depreciation and Amortization

Total depreciation and amortization expense increased by $53,000 or 19%, to $335,000 for the three months ended March 31, 2013, compared to $282,000 for the three months ended March 31, 2012.  The increase was primarily due to the addition of shop equipment and automobiles.

Income (Loss) from Operations

We had a loss from operations of $69,000 for the three months ended March 31, 2013, compared to income of $427,000 for the three months ended March 31, 2012, a decrease of $496,000 or 116% from the prior period.

Net Income (Loss)

We had a net loss of $66,000 for the three months ended March 31, 2013, compared to net income of $423,000 for the three months ended March 31, 2012, a decrease in net income of $489,000 or 116% from the prior period.  The decrease in net income was attributable to a decrease in total revenue and an increase in certain operating expenses, principally a $114,000 increase in stock option expense, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

We had $2,545,000 of working capital as of March 31, 2013. We believe we are sufficiently capitalized to continue our growth and are in a position to develop financing alternatives that will enable us to take advantage of growth opportunities in the future.

As of March 31, 2013, we had total assets of $8,454,000, which included total current assets of $3,365,000, consisting of $1,142,000 of cash, $2,157,000 of accounts receivable, net, and $66,000 of other current assets; and long term assets including $3,541,000 of rental tools, net; $535,000 of property and equipment, net; and $1,013,000 of intangible assets, net, consisting of our rights to the patents purchased from Jerry Swinford pursuant to the IP Agreement described in greater detail in Note 4 to the unaudited consolidated financial statements included herein.

We had total liabilities of $1,202,000 as of March 31, 2013, which included total current liabilities of $820,000, consisting of accounts payable of $485,000; accrued liabilities of $128,000; current portion of related party notes payable of $156,000 relating to amounts owed to Jerry Swinford in connection with the IP Purchase Agreement, and current portion of notes payable of $51,000, relating to the amount due on loans associated with equipment financing; and long term liabilities consisting of $207,000 of related party notes payable relating to amounts owed to Jerry Swinford in connection with the IP Purchase Agreement, and $175,000 of notes payable, net of current portion relating to equipment financing.

We had net cash provided by operating activities of $101,000 for the three months ended March 31, 2013, which consisted of non-cash items including $335,000 of depreciation and amortization, $114,000 of stock based compensation, and ($18,000) gain on sale of equipment; offset by $66,000 of net loss, $388,000 of increase in accounts receivable, $9,000 of increase in other current assets, $78,000 of increase in accounts payable and $55,000 of increase in accrued liabilities.

We had $94,000 of net cash used in investing activities for the three months ended March 31, 2013, which included the purchase of $102,000 of rental tools and $50,000 of property and equipment; offset by $58,000 in proceeds from the sale of lost tools.  Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations.

We had $18,000 of net cash used in financing activities for the three months ended March 31, 2013, which included $21,000 of proceeds from notes payable offset by $39,000 of payments on related party notes payable.

The Company has historically been funded through loans provided by, and through the sale of common stock and warrants to, the Company’s largest shareholder and former director, Herbert C. Pohlmann, provided that Mr. Pohlmann is not required to provide us any additional funding and/or to purchase any securities from us in the future.

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

Off Balance Sheet Arrangements:

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information mandated by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on March 22, 2013, and investors are encouraged to review such risk factors, prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Jason Swinford

Jason Swinford

Chief Executive Officer (Principal Executive Officer) and Director

Dated: May 13, 2013

By: /s/ Richard R. Royall

Richard R. Royall

Chief Financial Officer (Principal Financial/Accounting Officer)

Dated: May 13, 2013

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

# XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

