Form 10-Q
period 2013-06-30
COIL TUBING TECHNOLOGY, INC.
filed 2013-08-13
CIK 1084463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No. 333-184443

COIL TUBING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0625217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19511 Wied Road, Suite E, Spring, Texas	77388
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the registrant's $0.001 par value common stock on August 12, 2013 is 15,651,827 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2013 and December 31, 2012

($ in thousands except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current Assets:
Cash	$1,353	$1,153
Accounts receivable, net	1,802	1,827
Other current assets	73	57
Total Current Assets	3,228	3,037

Rental tools, net	3,488	3,687
Property and equipment, net	627	534
Intangible assets, net	993	1,033
Total Assets	$8,336	$8,291

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$465	$407
Accrued liabilities	75	73
Related party note payable - current	156	156
Notes payable - current	68	47
Total Current Liabilities	764	683

Long Term Liabilities:
Related party note payable, net of current portion	168	246
Notes payable, net of current portion	211	158
Total Liabilities	1,143	1,087

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized
Series A Preferred Stock, $.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	–	–
Series B Convertible Preferred Stock, $.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1	1
Common Stock, $.001 par value, 200,000,000 shares authorized; 15,651,827 shares issued and outstanding at June 30, 2013 and December 31, 2012	16	16
Additional paid-in capital	9,609	9,381
Accumulated deficit	(2,433)	(2,194)
Total Stockholders' Equity	7,193	7,204

Total Liabilities and Stockholders' Equity	$8,336	$8,291

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2013 and 2012

($ in thousands except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Rental revenue	$1,411	$2,029	$3,192	$4,244
Product revenue	9	52	53	102
Total revenue	1,420	2,081	3,245	4,346

Cost of revenue:
Compensation and benefits	211	223	445	477
Material, supplies and support service	221	330	511	630
Facilities and support expenses	72	129	134	227
Depreciation of rental tools	273	246	541	470
Total cost of revenue	777	928	1,631	1,804

Gross profit	643	1,153	1,614	2,542

Operating Expenses:
Compensation and benefits	211	133	480	269
Selling and marketing	377	515	851	1,034
General and administrative	152	163	380	412
Depreciation and amortization	70	60	136	118
Total operating expenses	810	871	1,847	1,833

Income (loss) from operations	(167)	282	(233)	709

Other income (expense):
Loss on sale of fixed assets	(2)	–	(3)	–
Other income	–	–	5	–
Interest expense	(4)	(5)	(8)	(9)
Total other income (expense)	(6)	(5)	(6)	(9)

Net income (loss)	$(173)	$277	$(239)	$700

Net income (loss) per share :
Basic earnings (loss)	$(0.01)	$0.02	$(0.02)	$0.04
Diluted earnings (loss)	$(0.01)	$0.02	$(0.02)	$0.04

Weighted average common shares outstanding:
Basic	15,651,827	16,411,333	15,651,827	16,409,314
Diluted	15,651,827	18,732,517	15,651,827	18,730,498

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

($ per thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$(239)	$700
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	228	–
Depreciation and amortization	677	588
Loss on sale of rental tools and equipment	3	–
Bad debt expense	–	31
Changes in:
Accounts receivable	(110)	(413)
Other current assets	(16)	(22)
Accounts payable	58	(344)
Accrued liabilities	2	184
Net cash provided by operating activities	603	724

Cash Flows From Investing Activities:
Purchase of rental tools	(319)	(833)
Proceeds from sale of lost tools	113	118
Purchase of machinery and equipment	(193)	(116)
Net cash used in investing activities	(399)	(831)

Cash Flows From Financing Activities:
Proceeds from notes payable, net	74	(56)
Payments on related party notes payable	(78)	(78)
Proceeds from sale of common stock and warrants	–	653
Net cash provided by (used in) financing activities	(4)	519

Net increase in cash	200	412
Cash at beginning of period	1,153	226
Cash at end of period	$1,353	$638

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$8	$9
Income taxes	$–	$–

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 financial statement presentation. These reclassifications have no impact on net income (loss).

NOTE 2 – RENTAL TOOLS

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of 5 years and are presented in the accompanying financial statements, net of accumulated depreciation of $3,488,000 and $3,687,000 as of June 30, 2013 and December 31, 2012, respectively. For the six months ended June 30, 2013 and 2012, depreciation expense of $541,000, and $470,000, respectively, was included in the cost of revenue.

NOTE 3 – ACCOUNTS RECEIVABLE

As of June 30, 2013 and December 31, 2012, accounts receivable consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable	$1,815	$1,840
Allowance for doubtful accounts	(13)	(13)
Accounts receivable, net	$1,802	$1,827

NOTE 4 – NOTES PAYABLE

As of June 30, 2013 and December 31, 2012, the following notes payable were outstanding (in thousands):

	June 30, 2013	December 31, 2012
Notes payable – vehicle loans	$279	$205
Related party note payable - Jerry Swinford	324	402
Total debt	603	607
Less current portion – current portion – notes payable	(68)	(47)
Less current portion – related party note payable	(156)	(156)
Long-term debt	$379	$404

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

NOTE 5 - STOCK OPTIONS

There were no options granted during the six months ended June 30, 2013.

The Company recognized total option expense of $228,000 for the six months ended June 30, 2013.  The remaining amount of unamortized options expense at June 30, 2013 was $556,000. The intrinsic value of outstanding as well as exercisable options at June 30, 2013 was $1,440,000.

NOTE 6 – MAJOR CUSTOMERS

The Company had gross sales of $3,245,000 and $4,346,000 for the six months ended June 30, 2013 and 2012, respectively. The Company had two customers representing approximately 21% and 13% of gross sales and 48% and 14% of total accounts receivable for the six months ended and as of June 30, 2013, respectively. The Company had two customers that each represented approximately 16% of gross sales and 25% and 19% of total accounts receivable for the six months ended and as of June 30, 2012.

NOTE 7 – CONTINGENCIES

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations other than the proceeding described below. We may become involved in other material legal proceedings in the future.

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit seeks monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or seeks a buyout of Mr. Cohen’s interest in the Company. The suit also seeks legal fees and pre-and-post judgment interest. The suit alleges “minority shareholder oppression” in connection with the actions of Defendants, i.e., that Defendants have engaged in burdensome, harsh or wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendant’s (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputes Mr. Cohen’s claims and intends to vigorously defend such claims.

NOTE 8 – SUBSEQUENT EVENTS

On July 30, 2013, the Company entered into a fifth amendment to the employment agreement originally entered into between the Company and Jason Swinford, pursuant to which Mr. Swinford currently serves as the Chief Executive Officer of the Company (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the employment agreement was modified to include a transaction bonus payable to Mr. Swinford in the event (1) a Change of Control (as defined in the employment agreement) of the Company, its wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., a Nevada corporation (“Holdings”) and/or CTT Texas occurs; or (2) the sale by the Company of a substantial amount of the assets of the Company (or the Company’s subsidiaries), each in one or more related transactions (each a “Bonus Transaction”); occurs while Mr. Swinford is employed under the terms of the employment agreement or within six (6) months of the termination of such employment agreement (a) by the Company for any reason other than Cause (as defined in the employment agreement), or (b) by Mr. Swinford for Good Reason (as defined in the employment agreement).

The bonus payable in connection with the Bonus Transaction is payable based on the following schedule:

(1) If the total consideration received by the Company and the Company’s shareholders in such Bonus Transaction, including the assumption of any liabilities of the Company in such transaction and the value of any securities received by the Company or its shareholders in connection with such Bonus Transaction (collectively the “Bonus Transaction Consideration”), exceeds $20 million, but is less than $25,000,000.01, Mr. Swinford is to receive a bonus of 2% of the total Bonus Transaction Consideration;

(2) If the Bonus Transaction Consideration is between $25,000,000.01 and $35,000,000.01, Mr. Swinford is to receive a Transaction Bonus of 3% of the total Bonus Transaction Consideration; and

(3) If the Bonus Transaction Consideration is above $35,000,000.01, Mr. Swinford is to receive a Transaction Bonus of 3.5% of the total Bonus Transaction Consideration.

The Fifth Amendment also extended the term of the employment agreement for an additional year such that the employment agreement now expires on November 1, 2014, subject to automatic renewals for successive one (1) year increments unless either party is given written notice of their intent to not renew not less than 60 days prior to such automatic renewal date(s).

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

Our Markets and Business Strategy

Our primary markets for our coil tubing products are oil and gas companies engaged in horizontal drilling activities located in the United States and Canada. We rent our products to these oil and gas companies either directly or indirectly through oil service companies. Our revenues are generated by drilling and well services activities which are subject to drilling company budgets and the competitive bundling for our services by oil service companies. During the first six months of 2013, oil and gas service companies, which are our clients, have reduced their drilling and work-over operations and initiated vendor bundling of services at discounts which have had an overall negative impact on our revenues. Our revenues for the six months ended June 30, 2013 were approximately $3,245,000 compared to $4,346,000 during the six months ended June 30, 2012, a decrease of $1,101,000. We expect our revenues to continue to follow the trends in drilling activities for the second half of 2013.

Based on the current trends in drilling activities we intend to implement the following strategies:

—	Entering into partnerships with our distribution customers to provide a sales mix to meet their overall coil tubing needs;
—	Accelerating our research and development of new proprietary coil tubing products for the oil and gas industry; and
—	Refocusing our sales targets to include other large integrated oil companies with operations in Mexico and Canada.

We believe increasing the availability of our proprietary product lines to our customers is critical to our profitability. Therefore, we will focus on initiatives to drive quarter over quarter sales growth for our existing products emphasizing:

—	Expanding our product inventories in the field to reduce delivery time and enhance our presence at the customers’ sites;
—	Focusing on the service aspect of our products to meet our customers current and long-term demands; and
—	Presenting new product lines through the bundling process offered to our customers.

During the 1st quarter of 2013 we became a fully-reporting public company. Our common stock is quoted on the OTCQB market under the symbol “CTGB”. We intend to seek funding through public or other equity based offerings to support future acquisition and growth plans.

Critical Accounting Policies

Revenue Recognition.  The Company's revenue is generated primarily from the rental and sales of its tools used for oilfield services primarily in Texas, Louisiana and Pennsylvania in the U.S. and in Alberta, Canada. Rental income is recognized over the rental periods, which are generally from one to thirty days. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the sale occurs and the realization of collectability is reasonably assured. These estimates are based on historical amounts and adjusted periodically based on changes in facts and circumstances when the changes become known to the Company. The Company also recognizes rental revenue for the full sales price of any tools which are lost and/or damaged in use (and billed to the customer) and recognizes the net carrying cost of such tool (“manufacturers’ cost” less depreciation) as cost of product and rental revenue.

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

Rental Tool Assets.  Approximately 98% of the Company’s revenues are generated from the rental of its coil tubing products. Rental tools are recorded on the Company’s books as rental equipment at “manufacturer’s cost.” Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental tools revenue for the Company. The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products and rental revenue, respectively.

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

Comparison of Results of Operations

Three and Six Months Ended June 30, 2013, Compared To Three and Six Months Ended June 30, 2012

The following tables set forth summarized consolidated financial information for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(in thousands)	2013	2012	$ Change	% Change
Total revenues	$1,420	$2,081	$(661)	32%
Cost of revenues	777	928	(151)	16%
Gross profit	643	1,153	(510)	44%
Gross profit as a percentage of total revenues	45%	55%
Operating expenses	810	871	(61)	7%
Income (loss) from operations	(167)	282	(449)	159%
Other income (expense)	(6)	(5)	(1)	20%
Total income (loss)	$(173)	$277	$(450)	162%

For the three months ended June 30, 2013, the Company's business operations reflected a decrease in sales for Coil Tubing Technology, Inc. and subsidiaries (“CTT”). For the three months ended June 30, 2013, the Company's consolidated operations generated revenues of approximately $1,420,000 compared to revenues of $2,081,000 for the quarter ended June 30, 2012. The $661,000 decrease in net sales is primarily attributable to a decline in rental orders for coil tubing products and competitive pricing by larger service companies. We expect to increase our revenues to reflect the current trends in the drilling industry based on sales information provided by our largest customers. For the three months ended June 30, 2013, the Company had a gross profit as a percentage of sales of 45%, compared to 55% for the three months ended June 30, 2012. The $510,000 decrease in gross profit for the three months ended June 30, 2013, compared to the prior period, is primarily attributed to the slowdown in orders for our rental products by our largest customers.

Six Months Ended June 30, 2013, Compared To Six Months Ended June 30, 2012

The following tables set forth summarized consolidated financial information for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands)	2013	2012	$ Change	% Change
Total revenues	$3,245	$4,346	$(1,101)	25%
Cost of revenues	1,631	1,804	(173)	10%
Gross profit	1,614	2,542	(928)	37%
Gross profit as a percentage of total revenues	50%	58%
Operating expenses	1,847	1,833	14	1%
Income (loss) from operations	(233)	709	(942)	133%
Other income (expense)	(6)	(9)	3	33%
Total income (loss)	$(239)	$700	$(939)	134%

For the six months ended June 30, 2013, the Company's business operations reflected a decrease in sales for CTT. For the six months ended June 30, 2013, the Company's consolidated operations generated revenues of approximately $3,245,000 compared to revenues of $4,346,000 for the quarter ended June 30, 2012. The $1,101,000 decrease in net sales is primarily attributable to a decline in rental orders for coil tubing products. This decline is a result of our customers postponing drilling operations until later in the 2013 budget year and competitive pricing from other service providers. We expect to increase our revenues to reflect the current trends in the drilling industry based on sales information provided by our largest customers. For the six months ended June 30, 2013, the Company had a gross profit as a percentage of sales of 50%, compared to 58% for the six months ended June 30, 2012. The $928,000 decrease in gross profit for the six months ended June 30, 2013, compared to the prior period, is primarily attributed to the slowdown in orders for our rental products by our largest customers.

Revenue Information

The following table sets forth summarized consolidated sales information for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(in thousands)	2013	2012	$ Change	% Change
Rentals	$1,411	$2,029	$(618)	30%
Products	9	52	(43)	83%
Total revenue	$1,420	$2,081	$(661)	32%

We had total revenues of approximately $1,420,000 for the three months ended June 30, 2013, compared to total revenues of $2,081,000 for the three months ended June 30, 2012, a decrease in total revenues of $661,000 or 32% from the prior period.  Total revenues included $1,411,000 of rental revenue for the three months ended June 30, 2013, compared to $2,029,000 for the three months ended June 30, 2012, a decrease in rental revenue of $618,000 or 30% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies.  We believe that through joint pricing efforts with our partner service companies we will be able to expand our services to new customers in the United States, Mexico and Canada and, accordingly, we will be able to maintain and increase our revenues throughout the second half of 2013.

The following table sets forth summarized consolidated sales information for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands)	2013	2012	$ Change	% Change
Rentals	$3,192	$4,244	$(1,052)	25%
Products	53	102	(49)	48%
Total revenue	$3,245	$4,346	$(1,101)	25%

We had total revenues of approximately $3,245,000 for the six months ended June 30, 2013, compared to total revenues of $4,346,000 for the six months ended June 30, 2012, a decrease in total revenues of $1,101,000 or 25% from the prior period.  Total revenues included $3,192,000 of rental revenue for the six months ended June 30, 2013, compared to $4,244,000 for the six months ended June 30, 2012, a decrease in rental revenue of $1,052,000 or 25% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and competitive pricing from other large service companies.

Cost of Revenue

The following table sets forth summarized cost of revenue information for the six and three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(in thousands)	2013	2012	$ Change	% Change
Depreciation of rental tools	$273	$246	$27	11%
Facilities and support expenses	72	129	(57)	44%
Compensation and benefits	211	223	(12)	5%
Material, supplies and support service	221	330	(109)	33%
Total cost of revenue	$777	$928	$(151)	16%

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $777,000 for the three months ended June 30, 2013, compared to a cost of $928,000 for the three months ended June 30, 2012, a decrease of $151,000 or 16% from the prior period.

The following table sets forth summarized cost of revenue information for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands)	2013	2012	$ Change	% Change
Depreciation of rental tools	$541	$470	$71	15%
Facilities and support expenses	134	227	(93)	41%
Compensation and benefits	445	477	(32)	7%
Material, supplies and support service	511	630	(119)	19%
Total cost of revenue	$1,631	$1,804	$(173)	10%

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $1,631,000 for the six months ended June 30, 2013, compared to a cost of $1,804,000 for the six months ended June 30, 2012, a decrease of $173,000 or 10% from the prior period. Due to the decrease in revenues, we implemented a plan to reduce non-essential services and compensation which resulted in a $173,000 decrease in cost of revenues for six months ended June 30, 2013.

Depreciation of Rental Tools

Depreciation expense increased by $27,000 or 11%, to $273,000 for the three months ended June 30, 2013, compared to $246,000 for the three months ended June 30, 2012, which increase was mainly due to an increase in the depreciable asset base in 2013 versus 2012.

Depreciation expense increased by $71,000 or 15%, to $541,000 for the six months ended June 30, 2013, compared to $470,000 for the six months ended June 30, 2012, which increase was mainly due to an increase in the depreciable asset base in 2013 versus 2012.

Gross Profit

We had gross profit of $643,000 for the three months ended June 30, 2013, compared to gross profit of $1,153,000 for the three months ended June 30, 2012, a decrease in gross profit of $510,000 or 44% from the prior period. Our gross profit was 45% of revenue for the three months ended June 30, 2013, compared to 55% for the three months ended June 30, 2012.

We had gross profit of $1,614,000 for the six months ended June 30, 2013, compared to gross profit of $2,542,000 for the six months ended June 30, 2012, a decrease in gross profit of $928,000 or 37% from the prior period. Our gross profit was 50% of revenue for the six months ended June 30, 2013, compared to 58% for the six months ended June 30, 2012.

Operating Expenses

General and Administrative

The following table sets forth summarized operating expense information for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(in thousands)	2013	2012	$ Change	% Change
Depreciation and amortization	$70	$60	$10	17%
Compensation and benefits	211	133	78	59%
General and administrative - Professional services	90	87	3	3%
General and administrative expenses - Other	62	76	(14)	18%
Total general operating expenses	$433	$356	$77	22%

We had total general and administrative expenses of $433,000 for the three months ended June 30, 2013, compared to total general and administrative expenses of $356,000 for the three months ended June 30, 2012, an increase in general and administrative expenses of $77,000 or 22% from the prior period. The increase in general and administrative expenses was primarily due to stock option compensation expense of $115,000 (which is included under compensation and benefits above) not applicable to the prior year.

The following table sets forth summarized operating expense information for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands)	2013	2012	$ Change	% Change
Depreciation and amortization	$136	$118	$18	15%
Compensation and benefits	480	269	211	78%
General and administrative - Professional services	246	260	(14)	5%
General and administrative expenses - Other	134	152	(18)	12%
Total general operating expenses	$996	$799	$197	25%

We had total general and administrative expenses of $996,000 for the six months ended June 30, 2013, compared to total general and administrative expenses of $799,000 for the six months ended June 30, 2012, an increase in general and administrative expenses of $197,000 or 25% from the prior period. The increase in general and administrative expenses was primarily due to stock option compensation expense of $228,000 (which is included under compensation and benefits above) and costs associated with being a reporting company not applicable to the prior year and offset by a reduction in professional and administrative expenses.

Selling and Marketing

The following table sets forth summarized selling and marketing expense information for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(in thousands)	2013	2012	$ Change	% Change
Auto	$81	$79	$2	3%
Commissions	148	210	(62)	30%
Compensation and benefits	101	179	(78)	44%
Other selling and marketing	47	47	–	0%
Total selling and marketing expenses	$377	$515	$(138)	27%

We had total selling and marketing expenses of $377,000 for the three months ended June 30, 2013, compared to $515,000 for the three months ended June 30, 2012, a decrease of $138,000 or 27% from the prior period, which decrease was primarily due to the decrease in sales commissions and compensation.

The following table sets forth summarized selling and marketing expense information for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands)	2013	2012	$ Change	% Change
Auto	$161	$155	$6	4%
Commissions	338	442	(104)	24%
Compensation and benefits	211	324	(113)	35%
Other selling and marketing	141	113	28	25%
Total selling and marketing expenses	$851	$1,034	$(183)	18%

We had total selling and marketing expenses of $851,000 for the six months ended June 30, 2013, compared to $1,034,000 for the six months ended June 30, 2012, a decrease of $183,000 or 18% from the prior period, which decrease was mainly due to decreases in sales commissions and compensation expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $10,000 or 17%, to $70,000 for the three months ended June 30, 2013, compared to $60,000 for the three months ended June 30, 2012.  The increase was primarily due to the addition of shop equipment and automobiles.

Total depreciation and amortization expense increased by $18,000 or 15%, to $136,000 for the six months ended June 30, 2013, compared to $118,000 for the six months ended June 30, 2012.  The increase was primarily due to the addition of shop equipment and automobiles.

Income (Loss) from Operations

We had a loss from operations of $167,000 for the three months ended June 30, 2013, compared to income from operations of $282,000 for the three months ended June 30, 2012, a decrease of $449,000 or 159% from the prior period.

We had a loss from operations of $233,000 for the six months ended June 30, 2013, compared to income from operations of $709,000 for the six months ended June 30, 2012, a decrease of $942,000 or 133% from the prior period.

Net Income (Loss)

We had a net loss of $173,000 for the three months ended June 30, 2013, compared to net income of $277,000 for the three months ended June 30, 2012, a decrease in net income of $450,000 or 162% from the prior period.  The decrease in net income was attributable to a decrease in total revenue and an increase in certain operating expenses, principally $115,000 in stock option expense, offset by a decrease in cost of goods sold, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

We had a net loss of $239,000 for the six months ended June 30, 2013, compared to net income of $700,000 for the six months ended June 30, 2012, a decrease in net income of $939,000 or 134% from the prior period.  The decrease in net income was attributable to a decrease in total revenue and an increase in certain operating expenses, including $228,000 in stock option expense, and an increase in expenses associated with becoming a reporting company, offset by a decrease in cost of goods sold, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Liquidity and Capital Resources

We had $2,464,000 of working capital as of June 30, 2013. We believe we are sufficiently capitalized to continue our growth and are in a position to develop financing alternatives that will enable us to take advantage of growth opportunities in the future.

As of June 30, 2013, we had total assets of $8,336,000, which included total current assets of $3,228,000, consisting of $1,353,000 of cash, $1,802,000 of accounts receivable, net, and $73,000 of other current assets; and long term assets including $3,488,000 of rental tools, net; $627,000 of property and equipment, net; and $993,000 of intangible assets, net.

We had total liabilities of $1,143,000 as of June 30, 2013, which included total current liabilities of $764,000, consisting of accounts payable of $465,000; accrued liabilities of $75,000; current portion of related party notes payable of $156,000, relating to amounts owed to Jerry Swinford in connection with the IP Agreement, described in note 4 to the financials included herein, and current portion of notes payable of $68,000, relating to the amount due on loans associated with equipment financing; and long term liabilities consisting of $168,000 of related party notes payable, relating to amounts owed to Jerry Swinford in connection with the IP Agreement, described in note 4 to the financials included herein, and $211,000 of notes payable, net of current portion relating to equipment financing.

We had net cash provided by operating activities of $603,000 for the six months ended June 30, 2013, which consisted of non-cash items including $677,000 of depreciation and amortization, $228,000 of stock-based compensation, $58,000 of increase in accounts payable and $2,000 of increase in accrued liabilities; offset by $3,000 of loss on sale of equipment, $239,000 of net loss, $110,000 of decrease in accounts receivable, and $16,000 of decrease in other current assets.

We had $399,000 of net cash used in investing activities for the six months ended June 30, 2013, which included the purchase of $319,000 of rental tools and $193,000 of property and equipment; offset by $113,000 in proceeds from the sale of lost tools.  Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations.

We had $4,000 of net cash used in financing activities for the six months ended June 30, 2013, which included $74,000 of proceeds from notes payable offset by $78,000 of payments on related party notes payable, relating to amounts paid to Jerry Swinford in connection with the IP Agreement, described in note 4 to the financials included herein.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations other than the proceeding described below. We may become involved in other material legal proceedings in the future.

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit seeks monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or seeks a buyout of Mr. Cohen’s interest in the Company. The suit also seeks legal fees and pre-and-post judgment interest. The suit alleges “minority shareholder oppression” in connection with the actions of Defendants, i.e., that Defendants have engaged in burdensome, harsh or wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendant’s (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputes Mr. Cohen’s claims and intends to vigorously defend such claims.

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

By: /s/ Jason Swinford

Jason Swinford

Chief Executive Officer (Principal Executive Officer) and Director

Dated: August 12, 2013

By: /s/ Richard R. Royall

Richard R. Royall

Chief Financial Officer (Principal Financial/Accounting Officer)

Dated: August 12, 2013

EXHIBIT INDEX

10.1(1)	Fifth Amendment to Executive Employment Agreement with Jason Swinford (July 30, 2013)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

(1) Filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 5, 2013 and incorporated herein by reference.

# XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

