Form 10-Q
period 2013-09-30
COIL TUBING TECHNOLOGY, INC.
filed 2013-11-14
CIK 1084463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No. 333-184443

COIL TUBING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0625217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22305 Gosling Road, Spring, Texas	77389
(Address of principal executive offices)	(Zip code)

19511 Wied Rd., Suite E

Spring, Texas 77388

(Address of former principal executive offices)(Zip Code)

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

The number of shares outstanding of the registrant's $0.001 par value common stock on November 14, 2013 is 15,651,827 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 and December 31, 2012

($ in thousands except share data)

(Unaudited)

	September 30,	December 31,
	2013	2012

Assets
Current Assets:
Cash	$1,083	$1,153
Accounts receivable, net	2,135	1,827
Other current assets	63	57
Total Current Assets	3,281	3,037

Rental tools, net	3,236	3,687
Property and equipment, net	652	534
Intangible assets, net	974	1,033
Total Assets	$8,143	$8,291

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$349	$407
Accrued liabilities	116	73
Related party notes payable - current	156	156
Notes payable - current	68	47
Total Current Liabilities	689	683

Long Term Liabilities:
Related party notes payable, net of current portion	130	246
Notes payable, net of current portion	194	158
Total Liabilities	1,013	1,087

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized
Series A Preferred Stock, $.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	–	–
Series B Convertible Preferred Stock, $.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1	1
Common Stock, $.001 par value, 200,000,000 shares authorized; 15,651,827 shares issued and outstanding at September 30, 2013 and December 31, 2012	16	16
Additional paid-in capital	9,725	9,381
Accumulated deficit	(2,612)	(2,194)
Total Stockholders' Equity	7,130	7,204

Total Liabilities and Stockholders' Equity	$8,143	$8,291

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2013 and 2012

($ in thousands except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Rental revenue	$1,566	$1,664	$4,758	$5,907
Product revenue	44	177	97	280
Total revenue	1,610	1,841	4,855	6,187

Cost of revenue:
Compensation and benefits	221	230	666	707
Material, supplies and support service	278	288	789	918
Facilities and support expenses	63	85	197	313
Depreciation of rental tools	278	257	819	726
Total cost of revenue	840	860	2,471	2,664

Gross profit	770	981	2,384	3,523

Operating Expenses:
Compensation and benefits	202	226	682	495
Selling and marketing	395	387	1,246	1,421
General and administrative	264	149	644	561
Depreciation and amortization	71	61	208	179
Total operating expenses	932	823	2,780	2,656

Income (loss) from operations	(162)	158	(396)	867

Other income (expense):
Loss on sale of fixed assets	(11)	–	(15)	–
Other income	–	–	6	–
Interest expense	(5)	(4)	(13)	(13)
Total other income (expense )	(16)	(4)	(22)	(13)

Net income (loss)	$(178)	$154	$(418)	$854

Net income (loss) per share :
Basic earnings (loss)	$(0.01)	$0.01	$(0.03)	$0.05
Diluted earnings (loss)	$(0.01)	$0.01	$(0.03)	$0.04

Weighted average common shares outstanding:
Basic	15,651,827	16,411,333	15,651,827	16,409,314
Diluted	15,651,827	19,268,309	15,651,827	19,266,968

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012

($ per thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$(418)	$854
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	344	87
Depreciation and amortization	1,027	905
Loss on sale of rental tools and equipment	15	–
Bad debt expense	1	30
Changes in:
Accounts receivable	(478)	(499)
Other current assets	(6)	(4)
Accounts payable	(58)	(759)
Accrued liabilities	43	27
Net cash provided by operating activities	470	641

Cash Flows From Investing Activities:
Purchase of rental tools	(344)	(927)
Proceeds from sale of lost tools	144	162
Purchase of machinery and equipment	(280)	(120)
Net cash used in investing activities	(480)	(885)

Cash Flows From Financing Activities:
Proceeds from notes payable, net	57	(73)
Payments on related party notes payable	(117)	(117)
Proceeds from sale of common stock and warrants	–	1,452
Net cash provided by (used in) financing activities	(60)	1,262

Net increase in cash	(70)	1,018
Cash at beginning of period	1,153	226
Cash at end of period	$1,083	$1,244

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$13	$13
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – RENTAL TOOLS

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of 5 years and are presented in the accompanying financial statements, net of accumulated depreciation of $3,236,000 and $3,687,000 as of September 30, 2013 and December 31, 2012, respectively. For the nine months ended September 30, 2013 and 2012, depreciation expense of $819,000, and $726,000, respectively, was included in the cost of revenue.

NOTE 3 – ACCOUNTS RECEIVABLE

As of September 30, 2013 and December 31, 2012, accounts receivable consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable	$2,150	$1,840
Allowance for doubtful accounts	(15)	(13)
Accounts receivable, net	$2,135	$1,827

NOTE 4 – NOTES PAYABLE

As of September 30, 2013 and December 31, 2012, the following notes payable were outstanding (in thousands):

	September 30, 2013	December 31, 2012
Notes payable – vehicle loans	$262	$205
Related party note payable - Jerry Swinford	286	402
Total debt	548	607
Less current portion – current portion – notes payable	(68)	(47)
Less current portion – related party note payable	(156)	(156)
Long-term debt	$324	$404

Vehicle Loans

The Company has entered into a number of loans for the purchase of vehicles used in its business. These vehicles are primarily used by sales and delivery personnel. These installment loans are generally two to six-year loans at interest rates varying from 4.99% to 7.84% and are secured by the vehicles and a personal guarantee of a corporate officer.

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

NOTE 5 – STOCK OPTIONS

There were no options granted during the nine months ended September 30, 2013.

The Company recognized total option expense of $344,000 for the nine months ended September 30, 2013.  The remaining amount of unamortized options expense at September 30, 2013 was $440,000. The intrinsic value of outstanding and exercisable options at September 30, 2013 was $1,020,000 and $170,000, respectively.

NOTE 6 – MAJOR CUSTOMERS

The Company had gross sales of $4,855,000 and $6,187,000 for the nine months ended September 30, 2013 and 2012, respectively. The Company had two customers representing approximately 19% and 15% of gross sales and 39% and 17% of total accounts receivable for the nine months ended and as of September 30, 2013. The Company had two customers that represented approximately 15% and 11% of gross sales and 21% and 13% of total accounts receivable for the nine months ended and as of September 30, 2012.

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

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit seeks monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or seeks a buyout of Mr. Cohen’s interest in the Company. The suit also seeks legal fees and pre-and-post judgment interest. The suit alleges “minority shareholder oppression” in connection with the actions of Defendants, i.e., that Defendants have engaged in burdensome, harsh or wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendants (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputes Mr. Cohen’s claims and the Company has engaged legal counsel in the matter and filed an answer to the complaint denying Cohen’s allegations.  The Company intends to vigorously defend the case against Cohen’s claims.  At this stage of the litigation, the Company believes the likelihood of material loss is remote.

NOTE 8 – EMPLOYMENT AGREEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

Effective October 25, 2013, the Company purchased a 6,000 square foot office/warehouse building and associated land located at 22305 Gosling Road, Spring, Texas 77389. The purchase price was $884,508. The Company obtained $649,000 of the purchase price by way of a loan from Bank of Houston, evidenced by a promissory note, which loan bears interest at 5% per annum for three years and the prime rate plus 1% thereafter (not to be less than 5%), and has a maturity date of October 25, 2018. Upon an event of default, the loan bears interest at the lesser of the rate of 5% above the then applicable interest rate of the note, and the greatest amount provided by law. Amortization payments based on a 20 year amortization schedule (initially $4,309 per month) are due on the loan until maturity (recalculated based on the then interest rate after the first three years of the loan). The amount due under the loan is secured by a Deed of Trust, Security Agreement and Financing Statement on the property purchased.

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

Our Markets and Business Strategy

Our primary markets for our coil tubing products are oil and gas companies engaged in horizontal drilling activities located in the United States and Canada. We rent our products to these oil and gas companies either directly or indirectly through oil service companies. Our revenues are generated by drilling and well services activities which are subject to drilling company budgets and the competitive bundling for our services by oil service companies. During the first nine months of 2013, oil and gas service companies, which are our clients, have reduced their drilling and work-over operations and initiated vendor bundling of services at discounts which have had an overall negative impact on our revenues. Our revenues for the nine months ended September 30, 2013 were approximately $4,855,000 compared to $6,187,000 during the nine months ended September 30, 2012, a decrease of $1,332,000. We expect our revenues to continue to follow the trends in drilling activities for the remainder of 2013 and into 2014.

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

Comparison of Results of Operations

Three and Nine Months Ended September 30, 2013, Compared To Three and Nine Months Ended September 30, 2012

The following tables set forth summarized consolidated financial information for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Total revenues	$1,610	$1,841	$(231)	13%
Cost of revenues	840	860	(20)	2%
Gross profit	770	981	(211)	22%
Gross profit as a percentage of total revenues	48%	53%
Operating expenses	932	823	(109)	13%
Income (loss) from operations	(162)	158	(320)	202%
Other income (expense)	(16)	(4)	(12)	300%
Total income (loss)	$(178)	$154	$(332)	216%

For the three months ended September 30, 2013, the Company's business operations reflected a decrease in sales for Coil Tubing Technology, Inc. and subsidiaries (“CTT”). For the three months ended September 30, 2013, the Company's consolidated operations generated revenues of approximately $1,610,000 compared to revenues of $1,841,000 for the quarter ended September 30, 2012. The $231,000 decrease in net sales is primarily attributable to a decline in rental orders for coil tubing products and competitive pricing by larger service companies. We expect to increase our revenues to reflect the current trends in the drilling industry based on sales information provided by our largest customers. For the three months ended September 30, 2013, the Company had a gross profit as a percentage of sales of 48%, compared to 53% for the three months ended September 30, 2012. The $211,000 decrease in gross profit for the three months ended September 30, 2013, compared to the prior period, is primarily attributed to the slowdown in orders for our rental products by our largest customers.

Nine Months Ended September 30, 2013, Compared To Nine Months Ended September 30, 2012

The following tables set forth summarized consolidated financial information for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Total revenues	$4,855	$6,187	$(1,332)	22%
Cost of revenues	2,471	2,664	(193)	7%
Gross profit	2,384	3,523	(1,139)	32%
Gross profit as a percentage of total revenues	49%	57%
Operating expenses	2,780	2,656	124	5%
Income (loss) from operations	(396)	867	(1,263)	146%
Other income (expense)	(22)	(13)	(9)	69%
Total income (loss)	$(418)	$854	$(1,272)	149%

For the nine months ended September 30, 2013, the Company's business operations reflected a decrease in sales for CTT. For the nine months ended September 30, 2013, the Company's consolidated operations generated revenues of approximately $4,855,000 compared to revenues of $6,187,000 for the quarter ended September 30, 2012. The $1,332,000 decrease in net sales is primarily attributable to a decline in rental orders for coil tubing products. This decline is a result of our customers postponing drilling operations until later in the 2013 budget year and competitive pricing from other service providers. We expect to increase our revenues to reflect the current trends in the drilling industry based on sales information provided by our largest customers. For the nine months ended September 30, 2013, the Company had a gross profit as a percentage of sales of 49%, compared to 57% for the nine months ended September 30, 2012. The $1,139,000 decrease in gross profit for the nine months ended September 30, 2013, compared to the prior period, is primarily attributed to the slowdown in orders for our rental products by our largest customers.

Revenue Information

The following table sets forth summarized consolidated sales information for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Rentals	$1,566	$1,664	$(98)	6%
Products	44	177	(133)	75%
Total revenue	$1,610	$1,841	$(231)	13%

We had total revenues of approximately $1,610,000 for the three months ended September 30, 2013, compared to total revenues of $1,841,000 for the three months ended September 30, 2012, a decrease in total revenues of $231,000 or 13% from the prior period.  Total revenues included $1,566,000 of rental revenue for the three months ended September 30, 2013, compared to $1,664,000 for the three months ended September 30, 2012, a decrease in rental revenue of $98,000 or 6% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies.  We believe that through joint pricing efforts with our partner service companies we will be able to expand our services to new customers in the United States, Mexico and Canada and, accordingly, we will be able to maintain and increase our revenues throughout the remainder of 2013 and into 2014.

The following table sets forth summarized consolidated sales information for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Rentals	$4,758	$5,907	$(1,149)	19%
Products	97	280	(183)	65%
Total revenue	$4,855	$6,187	$(1,332)	22%

We had total revenues of approximately $4,855,000 for the nine months ended September 30, 2013, compared to total revenues of $6,187,000 for the nine months ended September 30, 2012, a decrease in total revenues of $1,332,000 or 22% from the prior period.  Total revenues included $4,758,000 of rental revenue for the nine months ended September 30, 2013, compared to $5,907,000 for the nine months ended September 30, 2012, a decrease in rental revenue of $1,149,000 or 19% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and competitive pricing from other large service companies.

Cost of Revenue

The following table sets forth summarized cost of revenue information for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Depreciation of rental tools	$278	$257	$21	8%
Facilities and support expenses	63	85	(22)	26%
Compensation and benefits	221	230	(9)	4%
Material, supplies and support service	278	288	(10)	3%
Total cost of revenue	$840	$860	$(20)	2%

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $840,000 for the three months ended September 30, 2013, compared to a cost of $860,000 for the three months ended September 30, 2012, a decrease of $20,000 or 2% from the prior period.

The following table sets forth summarized cost of revenue information for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Depreciation of rental tools	$819	$726	$93	13%
Facilities and support expenses	197	313	(116)	37%
Compensation and benefits	666	707	(41)	6%
Material, supplies and support service	789	918	(129)	14%
Total cost of revenue	$2,471	$2,664	$(193)	7%

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $2,471,000 for the nine months ended September 30, 2013, compared to cost of revenue of $2,664,000 for the nine months ended September 30, 2012, a decrease of $193,000 or 7% from the prior period. Due to the decrease in revenues, we implemented a plan to reduce non-essential services and compensation which resulted in a $193,000 decrease in cost of revenues for the nine months ended September 30, 2013.

Depreciation of Rental Tools

Depreciation expense increased by $21,000 or 8%, to $278,000 for the three months ended September 30, 2013, compared to $257,000 for the three months ended September 30, 2012, which increase was mainly due to an increase in the depreciable asset base in 2013 versus 2012.

Depreciation expense increased by $93,000 or 13%, to $819,000 for the nine months ended September 30, 2013, compared to $726,000 for the nine months ended September 30, 2012, which increase was mainly due to an increase in the depreciable asset base in 2013 versus 2012.

Gross Profit

We had gross profit of $770,000 for the three months ended September 30, 2013, compared to gross profit of $981,000 for the three months ended September 30, 2012, a decrease in gross profit of $211,000 or 22% from the prior period. Our gross profit was 48% of revenue for the three months ended September 30, 2013, compared to 53% for the three months ended September 30, 2012.

We had gross profit of $2,384,000 for the nine months ended September 30, 2013, compared to gross profit of $3,523,000 for the nine months ended September 30, 2012, a decrease in gross profit of $1,139,000 or 32% from the prior period. Our gross profit was 49% of revenue for the nine months ended September 30, 2013, compared to 57% for the nine months ended September 30, 2012.

Operating Expenses

General and Administrative

The following table sets forth summarized operating expense information for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Depreciation and amortization	$71	$61	$10	16%
Compensation and benefits	202	226	(24)	11%
General and administrative - Professional services	193	31	162	523%
General and administrative expenses - Other	71	118	(47)	40%
Total general operating expenses	$537	$436	$101	23%

We had total general and administrative expenses of $537,000 for the three months ended September 30, 2013, compared to total general and administrative expenses of $436,000 for the three months ended September 30, 2012, an increase in general and administrative expenses of $101,000 or 23% from the prior period. The increase in general and administrative expenses was primarily due to the costs associated with being a reporting company not applicable to the prior year offset by a decrease in compensation and benefits and administrative expenses.

The following table sets forth summarized operating expense information for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Depreciation and amortization	$208	$179	$29	16%
Compensation and benefits	682	495	187	38%
General and administrative - Professional services	440	291	149	51%
General and administrative expenses - Other	204	270	(66)	24%
Total general operating expenses	$1,534	$1,235	$299	24%

We had total general operating expenses of $1,534,000 for the nine months ended September 30, 2013, compared to total general and administrative expenses of $1,235,000 for the nine months ended September 30, 2012, an increase in general and administrative expenses of $299,000 or 24% from the prior period. The increase in general and administrative expenses was primarily due to stock option compensation expense (which is included under compensation and benefits above) and costs associated with being a reporting company not applicable to the prior year and offset by a reduction in administrative expenses.

Selling and Marketing

The following table sets forth summarized selling and marketing expense information for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Auto	$85	$71	$14	20%
Commissions	152	141	11	8%
Compensation and benefits	97	119	(22)	18%
Other selling and marketing	61	56	5	9%
Total selling and marketing expenses	$395	$387	$8	2%

We had total selling and marketing expenses of $395,000 for the three months ended September 30, 2013, compared to $387,000 for the three months ended September 30, 2012, an increase of $8,000 or 2% from the prior period, which increase was primarily due to increased auto expense and commissions, offset by a decrease in compensation and benefits.

The following table sets forth summarized selling and marketing expense information for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012	$ Change	% Change
Auto	$246	$225	$21	9%
Commissions	491	583	(92)	16%
Compensation and benefits	308	443	(135)	30%
Other selling and marketing	201	170	31	18%
Total selling and marketing expenses	$1,246	$1,421	$(175)	12%

We had total selling and marketing expenses of $1,246,000 for the nine months ended September 30, 2013, compared to $1,421,000 for the nine months ended September 30, 2012, a decrease of $175,000 or 12% from the prior period, which decrease was mainly due to decreases in sales commissions and compensation expenses.

Depreciation and Amortization

Depreciation and amortization expense increased by $10,000 or 16%, to $71,000 for the three months ended September 30, 2013, compared to $61,000 for the three months ended September 30, 2012.  The increase was primarily due to the addition of shop equipment and automobiles.

Total depreciation and amortization expense increased by $29,000 or 16%, to $208,000 for the nine months ended September 30, 2013, compared to $179,000 for the nine months ended September 30, 2012.  The increase was primarily due to the addition of shop equipment and automobiles.

Income (Loss) from Operations

We had a loss from operations of $162,000 for the three months ended September 30, 2013, compared to income from operations of $158,000 for the three months ended September 30, 2012, a decrease of $320,000 or 202% from the prior period.

We had a loss from operations of $396,000 for the nine months ended September 30, 2013, compared to income from operations of $867,000 for the nine months ended September 30, 2012, a decrease of $1,263,000 or 146% from the prior period.

Net Income (Loss)

We had a net loss of $178,000 for the three months ended September 30, 2013, compared to net income of $154,000 for the three months ended September 30, 2012, a decrease in net income of $332,000 or 216% from the prior period.  The decrease in net income was attributable to a decrease in total revenue and an increase in certain operating expenses, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

We had a net loss of $418,000 for the nine months ended September 30, 2013, compared to net income of $854,000 for the nine months ended September 30, 2012, a decrease in net income of $1,272,000 or 149% from the prior period.  The decrease in net income was attributable to a decrease in total revenue and an increase in certain operating expenses, including $344,000 in stock option expense, and an increase in expenses associated with becoming a reporting company, offset by a decrease in cost of goods sold, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Liquidity and Capital Resources

We had $2,592,000 of working capital as of September 30, 2013. We believe we are sufficiently capitalized to continue our growth and are in a position to develop financing alternatives that will enable us to take advantage of growth opportunities in the future.

As of September 30, 2013, we had total assets of $8,143,000, which included total current assets of $3,281,000, consisting of $1,083,000 of cash, $2,135,000 of accounts receivable, net, and $63,000 of other current assets; and long term assets including $3,236,000 of rental tools, net; $652,000 of property and equipment, net; and $974,000 of intangible assets, net.

We had total liabilities of $1,013,000 as of September 30, 2013, which included total current liabilities of $689,000, consisting of accounts payable of $349,000; accrued liabilities of $116,000; current portion of related party notes payable of $156,000, relating to amounts owed to Jerry Swinford in connection with the IP Agreement, described in note 4 to the financials included herein, and current portion of notes payable of $68,000, relating to the amount due on loans associated with equipment financing; and long term liabilities consisting of $130,000 of related party notes payable, relating to amounts owed to Jerry Swinford in connection with the IP Agreement, described in note 4 to the financials included herein, and $194,000 of notes payable, net of current portion relating to equipment financing.

We had net cash provided by operating activities of $470,000 for the nine months ended September 30, 2013, which consisted of non-cash items including $1,027,000 of depreciation and amortization, $344,000 of stock-based compensation, $15,000 of loss on sale of equipment and $43,000 of increase in accrued liabilities; offset by $58,000 of decrease in accounts payable, $418,000 of net loss, $478,000 of decrease in accounts receivable, and $6,000 of decrease in other current assets.

We had $480,000 of net cash used in investing activities for the nine months ended September 30, 2013, which included the purchase of $344,000 of rental tools and $280,000 of property and equipment; offset by $144,000 in proceeds from the sale of lost tools.  Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations.

We had $60,000 of net cash used in financing activities for the nine months ended September 30, 2013, which included $57,000 of net proceeds from notes payable offset by $117,000 of payments on related party notes payable, relating to amounts paid to Jerry Swinford in connection with the IP Agreement, described in note 4 to the financials included herein.

Effective October 25, 2013, we purchased a 6,000 square foot office/warehouse building and associated land located at 22305 Gosling Road, Spring, Texas 77389. The purchase price was $884,508. The Company obtained $649,000 of the purchase price by way of a loan from Bank of Houston, evidenced by a promissory note, which loan bears interest at 5% per annum for three years and the prime rate plus 1% thereafter (not to be less than 5%), and has a maturity date of October 25, 2018. Upon an event of default, the loan bears interest at the lesser of the rate of 5% above the then applicable interest rate of the note, and the greatest amount provided by law. Amortization payments based on a 20 year amortization schedule (initially $4,309 per month) are due on the loan until maturity (recalculated based on the then interest rate after the first three years of the loan). The amount due under the loan is secured by a Deed of Trust, Security Agreement and Financing Statement on the property purchased.

The Company’s outstanding notes payable and the material terms thereof are described in note 4 to the financials included herein.

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

Moving forward, we anticipate increased spending on research and development activities, which we believe will be required to provide technological advancement to our coiled tubing technologies and workover product lines. We are currently working on a new generation of coil tubing tools to aid in and facilitate horizontal drilling. We expect the market for new applications of coiled tubing to continue to expand our operations throughout the remainder of fiscal 2013 and into 2014, especially in the horizontal drilling and workover applications.

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

PART II – OTHER INFORMATION

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

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit seeks monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or seeks a buyout of Mr. Cohen’s interest in the Company. The suit also seeks legal fees and pre-and-post judgment interest. The suit alleges “minority shareholder oppression” in connection with the actions of Defendants, i.e., that Defendants have engaged in burdensome, harsh or wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendants (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputes Mr. Cohen’s claims and the Company has engaged legal counsel in the matter and filed an answer to the complaint denying Cohen’s allegations.  The Company intends to vigorously defend the case against Cohen’s claims.  At this stage of the litigation, the Company believes the likelihood of material loss is remote.

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

By: /s/ Jason Swinford

       Jason Swinford

       Chief Executive Officer (Principal Executive Officer) and Director

       Dated: November 14, 2013

By: /s/ Richard R. Royall

       Richard R. Royall

       Chief Financial Officer (Principal Financial/Accounting Officer)

       Dated: November 14, 2013

EXHIBIT INDEX

10.1(1)	Promissory Note with Bank of Houston (October 25, 2013)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

* Filed herewith.

** Furnished herewith.

(1) Filed as an exhibit to the Current Report on Form 8-K filed with the Commission on October 31, 2013 and incorporated herein by reference.

# XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

