Form 10-K
period 2013-12-31
COIL TUBING TECHNOLOGY, INC.
filed 2014-03-31
CIK 1084463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-184443

COIL TUBING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0625217
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

22305 Gosling Road Spring, Texas	77389
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:(281) 651-0200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act	Yes ☐	No ☒

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2013 was approximately $7,091,110 (based upon the closing price for shares of common stock as reported by the OTCQB market on that date).

The number of shares outstanding of the registrant's $0.001 par value common stock on March 31, 2014: 15,651,827 shares

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-K, may constitute forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed elsewhere in the Coil Tubing Technology, Inc. ("Company" or "CTT") filings with the U.S. Securities and Exchange Commission ("SEC"). The statements contained in this document that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-K includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements. References in this Form 10-K, unless another date is stated, are to December 31, 2013. As used herein, the “Company”, “CTT”, ”we”, “us”, “our” and words of similar meaning refer to Coil Tubing Technology, Inc. and its wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., which in turn has three wholly-owned subsidiaries, Total Downhole Solutions, Inc., Coil Tubing Technology, Inc. and Coil Tubing Technology Canada Inc.

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

Our core products/tools are Jars, Rotating Tools, Jet Nozzles, Jet Hammers, Jet Motors, Accelerators and Oscillators. These tools are principally used in the drilling of oil and gas wells and the workover of existing wells. Even though we had a decline in 2013, overall we have continued to experience revenue growth in renting these tools over the last two years.

Our principal executive offices are located at 22305 Gosling Road, Spring, Texas 77389, and our telephone number is (281) 651-0200.  Our website address is www.coiltubingtechnology.com.  Information on our website and accessible through such website is not incorporated by reference into this report.

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

Fishing - Fishing refers to the application of tools, equipment and techniques for the removal of junk, debris or fish (anything left in a wellbore) from a wellbore. By not having to connect individual pieces of pipe saves time and costs for the well owner, and coiled tubing crews greatly increase the speed of putting pipe into the well, whether dealing with circulation, pumping, drilling, logging and perforating and/or fishing operations.

Product Sales and Rentals

We believe that we have identified a market for an aggressive, innovative and independent, full line, tool company and have pursued that business strategy. We offer a turnkey tool package containing a full line of standard tools and proprietary downhole tools or a single item tool rental. Since the United States (“U.S.”) domestic market is currently by far the largest market for coiled tubing, we are focusing primarily on the domestic market, as well as expanding our presence in Canada. We are also working to expand our distribution markets to include Latin America and Middle Eastern markets.

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

• The CTT “Oscillator”	The CTT Oscillator distributes fluid and pressure through coil tubing, up to a volume required by a customer’s hydraulic specifications inducing vibration of the pipe. Recently, we completed testing of our newest product, Amplimax, which improves the flow and significantly lengthens the horizontal capabilities of the drilling operations.

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

Market for Coiled Tubing

We believe that the U.S. domestic market and Canada, which we are actively trying to expand our presence in is by far the largest and the most competitive market for coil tubing technology, due to the older age of wells and the difficulty in keeping them profitable. Moreover, the U.S. is considered to be the breeding ground for new technology with a consequential large build-up of coiled tubing units and related companies keeping the rates competitive and therefore coiled tubing workovers more viable.   We are currently focusing our efforts primarily in the U.S and Canada; however we are also working to expand our distribution markets to include Mexico and Middle Eastern markets.

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

We believe increasing our proprietary product lines availability to our customers is critical to our profitability. Therefore, we will focus on initiatives to drive sales growth for our existing products, funding permitting, emphasizing:

—	Enhanced customer focus through a concerted sales and marketing effort in the future;
—	Increased investment in product lines; and
—	Accelerated growth of new product lines.

Material Agreements

Hammelmann Distributor Contracts - On or about January 1, 2007, Coil Tubing Technology, Inc. (“CTT Texas”), the wholly-owned subsidiary of Holdings, entered into two Statement of Understandings with Hammelmann Corp. (“Hammelmann” and the “Statement of Understandings”). The Statement of Understandings provide for Hammelmann to provide CTT Texas the coil tubing nozzles known as the 5 1/8” RotorJet and “TurboJet” and the surface cleaner known as the “Coil Tubing Cleaner” and for CTT Texas to market, field test and to report the performance to Hammelmann, with any revenues generated on such products to be split 50/50 between CTT Texas and Hammelmann. The Statement of Understandings remain in effect until terminated with sixty (60) days prior written notice to the non-terminating party. For the years ended December 31, 2013 and 2012, there have been no revenues generated under this agreement.

Distribution Agreement - The Company has a Distribution Agreement in place with Supreme Oilfield Services (“Supreme”) pursuant to which Supreme has agreed to distribute the Company’s products in the area south and west of Corpus Christi, Texas.  The agreement was effective May 5, 2010, and renewable for successive one year terms thereafter until terminated by any party for any reason with ninety (90) days prior written notice. The Distribution Agreement, similar to other distribution agreements the Company has entered into in the past and which the Company may enter into in the future provides for the Company to train the employees of the distributor, provide product literature, expense reimbursements, and engineering and field support and that the parties will work together to jointly promote the products subject to such Distribution Agreement. Total rentals for products under this agreement are $2,055,714 and $2,288,244 for the years ended December 31, 2013 and 2012, respectively.

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

Corporate Organization

We currently have one wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., a Nevada corporation, which in turn has three wholly-owned subsidiaries, Total Downhole Solutions, Inc. (“TDS”) and Coil Tubing Technology, Inc. (“CTT Texas”) both of which are Texas corporations, and Coil Tubing Technology Canada Inc., an Alberta, Canada corporation (“CTT Canada”). The majority of our tool rental operations are run through CTT Texas. TDS owns certain manufacturing equipment formerly used to produce tools used in the workover segment of the Company’s rental business, which generally require smaller tools than other coil tubing operations. TDS also stocks coil tubing tool parts which it sells directly to other service companies, making TDS a supply and sales arm for non-proprietary tools and equipment of the Company. CTT Canada opened a sales and service center in Alberta, Canada, and became operational in January 2012. In 2013 we experienced a decrease in coil tubing activity in Canada; however, we still believe this is one of the largest markets for coil tubing products and technology and, accordingly we have invested and plan to continue to invest in facilities, equipment and tools in Canada.

Major Suppliers

We obtain materials which we use to produce our coil tubing technology from the following suppliers, however we do not have any agreements in place with such suppliers:

—	Industrial Bearing Services (IBS);
—	H.E. Halford Welding;
—	South Texas Inspection; and
—	Triple J Coil Tubing Products, LLC.

Precision Machining Specialties is our principal contract manufacturer of our patented products/tools. This manufacturer is located in Spring, Texas.

Major Customers

The Company had total revenue of $6,143,093 and $7,764,984 during the years ended December 31, 2013 and 2012, respectively. The Company had two customers representing approximately 17% and 18% of gross sales and 15% and 37% of total accounts receivable for the year ended December 31, 2013. The Company had two customers representing approximately 16% and 18% of gross sales and 32% and 20% of total accounts receivable for the year ended December 31, 2012.

The majority of our revenues have historically been due to a small number of repeat customers. However, our repeat customers are using our products in multiple geographic locations such as the Eagle Ford shale in South Texas, the Haynesville shale in Northwest Louisiana, the Marcellus shale in Pennsylvania and the Bakkan shale in Alberta, Canada. Each location is unique in its customer relations and purchasing and rental process. Generally, we maintain an inventory of our products/tools at the customer location. We do not currently have any material agreements in place with any of our customers (except as set forth above under “Material Agreements”, above). We bill our customers based on purchase orders (“POs”) which contain standard provisions, and allow our customers thirty (30) days from the PO date to pay for their tool rentals.

Patents, Trademarks and Licenses

Below is a summary of the Company’s trademark and patents, pending patents and related rights as of December 31, 2013, which Patents were acquired from Jerry Swinford, the Company’s Executive Vice President and Chairman pursuant to the November 2010 IP Purchase Agreement and January 2012 IP Assignment Agreement (both described in greater detail below under “Certain Relationships and Related Transactions”), provided that Mr. Swinford has a first priority security interest over the Patents until such time as the $1,175,000 promissory notes he was provided in connection with the IP Purchase Agreement are satisfied in full (the first note, in the amount of $475,000 was paid in full in January 2011):

Type of Intellectual Property	Registered Number (or Provisional Number)	Expiration Date
Trademark - Registered Mark	Serial No. 3,355,177	The Trademark will continue as long as it is used in the marketplace
Patent - Letters Patent Issued Subterranean Rotating Device & Method	Serial No. 5,584,342	Expires June 6, 2015
Patent - Jet Motor For Providing Rotation In a Downhole Tool	US - No. 7,686,102 Singapore – No. 146369 Canada-Application No. 2,646,326 Canada-Application No. 2,797,565	March 30, 2027 March 29, 2015* March 30, 2015* March 29, 2014*
Patent– Rotation Tool	US - No. 7,946,348 Canada-Application No. 2,734,285 Indonesia-Application No. W00201001371	May 24, 2029 July 16, 2014* Under examination
Patent Application Filed – Drilling Jar	US - No. 8,151,910 Canada-Application No. 2,723,420 Indonesia- IDP 0029982	May 7, 2029 May 7, 2014* January 16, 2015*
Patent Application Filed – Jet Hammer	US - No. 12/480,680	Awaiting decision of appeal
Patent Application Filed – Method and Apparatus for Washing Downhole Tubulars and Equipment	US - No. 13/046,662 Norway Application No. 20120910	Under examination March 31, 2015*
Provisional Patent Application Filed-Downhole Oscillator	US - 13/434,812 Canada – 2,837,938	Non provisional filed on March 29, 2012 (registration has not been finalized as of the date of this filing – waiting for examination) March 30, 2015*
Patent Cooperation Treaty (“PCT”) – Patent Application Filed	UK Application No. 1216072.7	Under examination annuity due March 31, 2015
Patent – Jet Motor For Providing Rotation In a Downhole Tool	US - No. 8,151,908	December 4, 2029

*All annual patent permits have been paid and accordingly all patents are in force as of December 31, 2013.

The issued patents and the PCT, provisional and non-provisional patent applications, which are described above (collectively the “Patents”) make up the core of our business and we believe provide us with a competitive advantage over other coil tubing companies. The vast majority of our revenues are derived from the Patents, through the manufacture and rental of our proprietary tools based on the Patents. There are risks associated with our loss of the use of the Patents, which are described in greater detail above under “If We Are Unable To Adequately Protect Our Intellectual Property Rights Our Business Is Likely To Be Adversely Affected ” and “Jerry Swinford, Our Executive Vice President And Chairman Has A First Priority Security Interest Over Our Patents”.

Research and Development

Over the past two years we have incurred research and development costs to advance the technology of our coil tubing technologies and workover product lines. We will continue to incur these research and development costs in 2014.

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

Employees

As of March 31, 2014, we had 25 full-time employees and no part-time employees. We also utilize independent contractors and consultants to assist us with key functions. Our agreements with these independent contractors and consultants are usually short-term. We believe that our relations with our employees, independent contractors and consultants are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

Information about Coil Tubing Technology, Inc. is available on our website (www.coiltubingtechnology.com). Information on or accessible through our website is not incorporated by reference into this report.

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

Shareholders Who Hold Unregistered Shares Of Our Common Stock Will Be Subject To Resale Restrictions Pursuant To Rule 144, Due To The Fact That We Are Deemed To Be A Former “Shell Company”. Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. While we do not believe that we are currently a “shell company”, we were previously a “shell company” and as such are deemed to be a former “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 may not be able to be made until we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company”. Although to date we have complied with the requirement of Rule 144 as related to “shell companies”, our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions in the future (although none are currently planned).

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

We Have Established Preferred Stock Which Can Be Designated By The Company's Board Of Directors Without Shareholder Approval And The Board Established Series A Preferred Stock, Which Gives The Holders Majority Voting Power Over The Company. The Company has 5,000,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. In May 2007, we designated 1,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the "Series A Preferred Stock"). The Series A Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. Shortly after being designated, we granted all 1,000,000 shares of such Series A Preferred Stock to our Executive Vice President and Chairman, Jerry Swinford, who held such shares until his entry into the Executive Employment Agreement in November 2010, described below under “Executive Employment Agreements” pursuant to which such Series A Preferred Stock were cancelled. The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”).  In June 2007, we designated 1,000,000 shares of Series B Preferred Stock and subsequently issued such Series B Preferred Stock to Grifco International, Inc. (“Grifco”).  The Series B Preferred Stock have no voting rights, no dividend rights, and no conversion rights (provided that such shares were previously convertible into 66,667 shares of our common stock (0.0667 of one share for each share of Series B Preferred Stock outstanding), prior to November 30, 2012, only if Grifco exercised its option to acquire the Series A Preferred Stock of the Company for aggregate consideration of $100, which option and which conversion rights have since expired).  We believe that Grifco is no longer an operating entity.

Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have.

Herbert C. Pohlmann, Our Majority Shareholder and Former Director, Can Vote A Majority Of Our Common Stock And Can Exercise Control Over Corporate Decisions. Herbert C. Pohlmann, our majority shareholder and former director beneficially owns 14,240,648 shares of our common stock as of the date of this filing, representing 81.6% of our outstanding common stock giving him the right to exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Pohlmann may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.  Additionally, as described below under “Certain Relationships and Related Transactions” Mr. Pohlmann has made an approximate $3.75 million provision for our Executive Vice President and Chairman, Jerry Swinford in the event Mr. Pohlmann dies, which could cause conflicts of interest between Mr. Pohlmann, Mr. Swinford as our Executive Vice President and Chairman, and our minority shareholders.  Mr. Pohlmann has also entered into a voting agreement with Mr. Swinford, described in greater detail below under the risk factor entitled “Jerry Swinford, Our Executive Vice President, And Director Is Party To A Voting Agreement With Our Majority Shareholder”.

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

Our Officers Receive Discretionary Bonuses From Time To Time In the Sole Discretion of The Board of Directors, And Have The Ability To Approve Their Own Bonuses. The Employment Agreements of our officers, Jerry Swinford and his son, Jason Swinford, provide for them to receive discretionary bonuses from time to time in the sole discretion of the Board of Directors.   Jerry Swinford received discretionary bonuses of $71,255 for 2013 and $108,000 for the 2012 and 2011 fiscal years, respectively, and Jason Swinford received discretionary bonuses of $71,255 and $200,000, for the 2013 and 2012 fiscal years, respectively, which have been paid in full.  The 2013 bonuses were granted based on the gross profit generated during the 2013 calendar year while the 2012 bonuses were not granted based on any certain revenue or EBITDA targets, but were instead granted at the discretion of the Board of Directors based on new technology developed for the Company by Jerry Swinford and on new sales generated by Jason Swinford during the 2012 calendar year. As Jerry and Jason Swinford represent all of the members of the Board of Directors, they have the power, in their sole discretion, to approve discretionary bonuses to themselves from time to time and to further determine the amount of such discretionary bonuses.  The approval and payment of discretionary bonuses to Jerry and Jason Swinford at the discretion of the Board of Directors (of which Jerry and Jason Swinford are the only members) may ultimately not be in the best interests of the Company or its shareholders.  Furthermore, the perception from the investing community that such discretionary bonuses are not fair to the shareholders or the Company, may be perceived negatively.  The payment of discretionary bonuses may create actual or perceived conflicts of interest between such officers, the Company and the Company’s shareholders. Our results of operations may be adversely affected by discretionary bonuses declared and paid to Jerry and Jason Swinford and the value of our common stock may be adversely affected by such discretionary bonuses and/or negative perceptions from the investing community regarding such bonuses.  See also the risk factor below entitled “We Face Corporate Governance Risks And Negative Perceptions Of Investors Associated With The Fact That We Currently Have Only Two Directors, None of Whom Are Independent” and the description of the Employment Agreements below under “Executive Compensation”, “Executive Employment Agreements”.

Our Chief Executive Officer and Executive Vice President Have The Right To Receive Substantial Bonuses From The Company Pursuant To Their Employment Agreements. The Employment Agreements of our Chief Executive Officer, Jason Swinford, and his father, Jerry Swinford, our Executive Vice President, provide them the right to receive discretionary bonuses (as described in the risk factor above), bonuses based on our yearly EBITDA (for each year other than fiscal 2013), bonuses based on our gross profit (for fiscal 2013) and in Jason Swinford’s case, a bonus based on the occurrence of certain fundamental transactions which effect the Company, including changes in control.

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

In addition to the bonuses described above, Jason Swinford’s Employment Agreement provides for him to receive a bonus (the “Transaction Bonus”) in the event that a (a) Change of Control (as defined in the Employment Agreement) of the Company, Holdings, or CTT Texas; or (b) the sale by the Company of substantially all of the assets of the Company (or controlling interests in the Company’s subsidiaries), each in one or more related transactions (each a “Bonus Transaction”); occurs while Mr. Swinford is employed under the terms of the Employment Agreement or within six (6) months of the termination of such agreement by the Company for any reason other than cause, or by Mr. Swinford for good reason.  The Amount of the Transaction Bonus varies based on a set schedule and provides for Mr. Swinford to receive 2% of the total consideration received by the Company in connection with the Bonus Transaction, if the total consideration exceeds $20 million, but is less than $25,000,000.01; 3% of the total consideration received by the Company in connection with the Bonus Transaction, if the total consideration exceeds $25,000,000.01, but less than $35,000,000.01, and 3.5% of the total consideration received by the Company in connection with the Bonus Transaction, if the total consideration received is greater than $35,000,000.01.

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

We Will Owe Substantial Consideration To Our Chief Executive Officer and Executive Vice President In The Event They Are Able to Terminate Their Employment Agreements With Us For “Good Reason”, Including Their Death Or Disability. We entered into five year Executive Employment Agreements with Jerry Swinford to serve as our Chief Executive Officer and Jason Swinford to serve as our Chief Operating Officer in November 2010.  In December 2011, the agreements were amended, Jerry Swinford resigned as Chief Executive Officer of the Company (provided that he still serves as the Treasurer, and Secretary of the Company) and was appointed as Executive Vice President of the Company and Jason Swinford was appointed as the Chief Executive Officer of the Company.  The agreements were subsequently amended several times between August 2012 and July 2013 and such amendments are reflected in the discussion below.  Both agreements are renewable for additional one-year terms as provided in the agreements.  Pursuant to Jerry Swinford’s amended employment agreement, he is currently due $120,000 per year for services to the Company.  Pursuant to Jason Swinford’s amended employment agreement, he is currently due $200,000 per year for services to the Company.  Additionally, each is due Options and Bonuses (as described below under “Executive Compensation”, “Executive Employment Agreements”) pursuant to the agreements.  If either individual’s employment is terminated by the Company for “cause” as defined in their agreements, the Company is required to pay such individual the compensation earned by him through the date of termination, including any Bonus which is due (which is calculated pro rata through the end of the last full calendar quarter as applicable), within 10 days of such termination date.  In the event the Company terminates either individual’s employment for no reason or such individual terminates the agreement for “good reason” as provided for in the agreements, including his death, the Company materially diminishing his responsibilities, his disablement, the Company breaching any term of the employment agreement, or a constructive termination (including such individual being demoted, having his salary decreased or being forced to relocate), the Company is required pay such individual his salary for the remaining amount of the term of the agreement (at such times as the consideration would be due as if he was still employed by the Company), along with an additional $100,000 lump sum payment, due within 10 days of the termination date of the agreement.  As such, in the event that either Jerry or Jason Swinford’s employment agreements are terminated by them for “good reason”, including, but not limited to their death or disablement, we will be forced to continue to pay their salaries, honor their Options and pay them (or their estate) the bonuses they would have been due as if they were still employed by the Company, as well as paying them a $100,000 lump sum payment.  The requirement for the Company to continue to pay the salaries and other compensation to Jerry and Jason Swinford after they are no longer employed by the Company could prevent us from having sufficient available cash to engage new officers or directors, materially adversely affect our ability to pay our expenses as they become due, negatively affect our results of operations, and/or prevent a change of control of the Company.

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

Jerry Swinford, Our Executive Vice President And Chairman, Has A First Priority Security Interest Over Our Patents. The Patents (defined above under “Item 1. Business”, “Patents, Trademarks and Licenses”) which we acquired from Jerry Swinford, our Executive Vice President and Chairman, are significant to our operations and are required for us to operate our business and protect our intellectual property rights. Mr. Swinford currently holds a first priority security interest over the Patents in order to secure the repayment of a  note in the original amount of $700,000 which is due September 15, 2015, and is payable in monthly installments of the lesser of $12,963 or the amount outstanding under such note per month, which note was  provided to Mr. Swinford by the Company in connection with the IP Purchase Agreement and IP Assignment Agreement described in greater detail below under “Management's Discussion And Analysis Of Financial Condition And Results Of Operations”, “Liquidity and Capital Resources”.  In the event we default in the repayment of such note and Mr. Swinford enforces his security interest over the Patents we may be forced to curtail or abandon our business operations.  The total amount outstanding under the note as of December 31, 2013 was $246,295.

A Significant Amount Of Our Revenues Are Due To Only A Small Number Of Customers, And If We Were To Lose Any Of Those Customers, Our Results Of Operations Would Be Adversely Affected. The Company had total revenue of $6,143,093 and $7,764,984 during the years ended December 31, 2013 and 2012, respectively. The Company had two customers representing approximately 17% and 18% of gross sales for the year ended December 31, 2013. The Company had two customers representing approximately 16% and 18% of gross sales for the year ended December 31, 2012.

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

A Significant Amount Of Our Revenues Come From Entities Which Are Also Our Competitors, And If We Were To Lose Any Of Those Customers, Or They Were To Create Products To Directly Compete With Ours, Our Results Of Operations Would Be Adversely Affected. For the years ended December 31, 2013 and 2012, a significant portion of our revenues came from customers who are also our competitors. While these companies do not currently compete directly for our products, they offer similar products. If these entities, or any other entity which is a future customer of ours, creates products in the future which directly compete with ours, such entities will likely cease using our services and our revenues could be adversely affected. Similarly, we could lose additional customers to such directly competing competitors, which would further cause a decrease in our results of operations.

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

Lower demand for oil and gas and lower prices for oil and gas result from multiple factors that affect the markets which consume our products and services:

—	supply of and demand for energy commodities, including any decreases in the production of oil and gas which could negatively affect the demand for oil and gas in general, and as a result the need for our coil tubing technology;
—	general economic conditions, including downturns in the U.S., Canada or other economies which affect energy consumption particularly in which sales to industrial or large commercial customers which could negatively affect the demand for oil and gas in general, and as a result the need for our coil tubing technology; and
—	federal, state and foreign energy and environmental regulations and legislation, which could make oil and gas exploration more costly, which could in turn drive down demand for oil and gas, and which could in turn reduce the demand for our technology and cause our revenues to decrease.

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

The Market For Our Common Stock Is Sporadic and Illiquid. Our common stock is currently quoted on the OTCQB market, an over-the-counter electronic quotation service, under the symbol “CTBG”. The market for our common stock is currently volatile, sporadic and illiquid. Subsequent to the filing of this report, we may plan to engage a market maker and apply for quotation of our common stock on the Over-The-Counter Bulletin Board, a national securities exchange or apply for quotation on the NASDAQ trading market. If we are successful in quoting our common stock on the Over-The-Counter Bulletin Board, a national securities exchange or the NASDAQ trading market and/or if we are unsuccessful in quoting our common stock on the Over-The-Counter Bulletin Board, a national securities exchange or the NASDAQ trading market and continue instead to quote our common stock on the OTCQB market, the market for our common stock will likely continue to be volatile, sporadic and illiquid. Additionally, we anticipate that the market for our common stock will be subject to wide fluctuations in response to several factors, including, but not limited to:

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

Because We Are Not Subject To Compliance With Rules Requiring The Adoption Of Certain Corporate Governance Measures, Our Stockholders Have Limited Protections Against Interested Director Transactions, Conflicts Of Interest And Similar Matters. The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

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

Sales Of Our Common Stock Under Rule 144 Could Reduce The Price Of Our Stock. As of the date of this filing, we have 3,201,179 shares of our common stock held by non-affiliates and 12,450,648 shares held by affiliates which Rule 144 of the Securities Act defines as “restricted securities”.  A total of 887,501 shares of common stock have been registered by us under a prior Form S-1 Registration Statement (including 325,000 shares issuable upon exercise of warrants, of which warrants to purchase 220,000 shares of common stock have expired unexercised as of the date of this report) and are available for resale as of the date of this filing.  All of the other restricted shares outstanding are available for sale under Rule 144, although shares held by affiliates will be subject to restrictions relating to the amount that may be sold in any 90 day period and manner in which such sales may be made, among other limitations.  The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

We Are Exposed To Risks From Uncertainties Both As To Potential Regulator Action And Potential Adverse Market Reaction If We Are Unable To Conclude We Have Effective Internal Control Over Financial Reporting, Which Could Reduce Our Stock Price. Under SEC rules we were required to establish an ongoing program to evaluate and test internal controls over financial reporting controls for each fiscal year beginning with December 31, 2013.  Because we are not currently required to and have not performed these tests, there is uncertainty as to whether we will be able to conclude that our internal controls over financial reporting are effective when we are required to conduct the evaluation.  In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404 or under SEC Rules, the SEC or other regulators could take legal action against us and/or the market may negatively react to this inability, and the market prices of our shares could be reduced.

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

The Company has a twelve month residential sub-lease agreement in effect from December 1, 2013 to December 1, 2014, pursuant to which the Company agreed to rent a residence located in Blairsville, Pennsylvania.   The lease has a monthly rental cost of $850 per month.  The Company plans to use the leased residence as a district office for sales in Ohio, Pennsylvania, and West Virginia and repair of equipment for that area.

The Company leases space serving as a sales office, warehouse and machine shop in Haynesville, Louisiana. The Company paid the landowner (a former employee of the Company) an aggregate of $77,632 in connection with the construction of the warehouse and machine shop (which is owned by the former employee).  In consideration for paying for the cost to construct the warehouse and machine shop, the landowner agreed to allow the Company to use the warehouse and machine shop and sales office free of charge until August 2012.  The Company currently pays recurring operating costs for the rental of the space only.  The Company and the former employee have entered into a two year extension of the lease (through August 2014) at $500 per month.

The Company also leases approximately 1,560 square feet of warehouse and office space in Red Deer, Alberta, Canada, which lease arrangement is in effect from November 3, 2013 through November 3, 2014. Rent due under the lease is $1,300 per month plus the Company’s portion of common expenses associated with the rental property which total approximately $487 per month and goods and service tax of approximately $94 per month, for a total monthly rental expense of approximately $1,970 Canadian dollars (approximately $1,789 U.S. dollars) per month during the term of the lease.

All leases are expiring in 2014 and the related total lease expense is $31,240.

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

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit seeks monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or seeks a buyout of Mr. Cohen’s interest in the Company. The suit also seeks legal fees and pre-and-post judgment interest. The suit alleges “minority shareholder oppression” and “breach of fiduciary duty” in connection with the actions of Defendants, i.e., that Defendants have engaged in burdensome, harsh or wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendants (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputes Mr. Cohen’s claims and the Company has engaged legal counsel in the matter and filed an answer to the complaint denying Cohen’s allegations. The Company intends to vigorously defend the case against Cohen’s claims. At this stage of the litigation, the Company believes the likelihood of material loss is remote.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

The common stock of the Company is currently quoted on the OTCQB market run by the OTC Markets Group under the symbol "CTBG". Prior to the effectiveness of our Form S-1 Registration Statement on January 28, 2013, our common stock traded on the OTC Pink Market (otherwise known as the "pink sheets"), run by the OTC Markets Group. The following table sets forth the high and low trading prices of one (1) share of our common stock for each fiscal quarter since the date our Form S-1 Registration Statement was declared effective and our common stock began trading on the OTCQB market. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW
December 31, 2013	$1.99	$0.15
September 30, 2013	$2.22	$0.10
June 30, 2013	$2.95	$1.00
March 31, 2013	$3.25	$2.05

As of March 31, 2014, we had 15,651,827 shares of common stock outstanding, held by approximately 864 shareholders of record, no shares of Series A Preferred Stock issued or outstanding, and 1,000,000 shares of Series B Preferred Stock issued and outstanding held by one shareholder of record.

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

The following table provides information as of the filing of this report regarding the Plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column) *
Equity compensation plans approved by the security holders	600,000	$1.00	233,333
Equity compensation plans not approved by the security holders	603,334	$1.04	–
Total	1,203,334		233,333

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

In June 2007, Mr. Swinford, as the sole director of Holdings, approved the designation of 1,000,000 shares of Holdings’ Series A Preferred Stock (with identical terms and conditions, including the Super Majority Voting Rights, as the Company’s Series A Preferred Stock) and the issuance of 1,000,000 shares of Holdings Series A Preferred Stock to Mr. Swinford.

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

Recent Sales of Unregistered Securities

None.

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

Overview

During 2013, we experienced a decrease in business activity due to a reduction of drill sites using coil tubing products, principally in Canada and the state of Pennsylvania. Our revenues were $6,143,093 in 2013 and $7,764,984 in 2012. During 2013, the coil tubing industry experienced a decline in the use of our technology. During this period we continued to maintain our presence in these affected drilling regions and, concurrently developed a new tool, Amplimax which is being used by existing and new customers to reduce their drilling time which enables these operators to achieve greater savings at the drill site. The results of the field tests have been positive and we are manufacturing this new tool to be used domestically and internationally. Our sales of products decreased in 2013 as service companies, including our clients, emphasized renting over purchasing. We plan to continue to sell products; however, our business strategy is to emphasize the rental of tools that improves our gross profit. We invested in our distribution system for our tools during 2013 to reduce delivery time through the improvement of our inventory management and tool repair cycle. These changes are ongoing and necessary to maintain our market share.

Our immediate plans are to continue to grow by meeting expected demand for our rental tool products in our current geographic markets and further expanding our efforts to rent and sell our tools in international markets, including Mexico and the Middle East. We have employed additional sales and operations individuals to develop new markets in Canada during 2014. Moving forward, we anticipate increased spending on research and development activities, which we believe will be required to provide technological advancement to our coiled tubing technologies and workover product lines.  We are currently working on multiple new generation coil tubing tools to aid in and facilitate horizontal drilling. We expect the market for new applications of coiled tubing to continue to expand our operations throughout fiscal 2014 and 2015, especially in the horizontal drilling and workover applications.

Since 2011, the Company has seen an acceptance of its new technology in the coiled tubing service market.  Based on our management’s personal knowledge of the market for our products, we believe that we have established a significant market share for certain of our products including the CTT H/H and CTT Oscillator. We also believe that our newest product, Amplimax, will be one of our core products as it has already been accepted by operators and service companies.

In addition to debt financing and our organic growth as discussed above, we may raise funds for further expansion of our tool fleet, development of new tools or to make strategic acquisitions through the sale or exchange of equity securities.

Our common stock is quoted on the OTCQB market, provided that we may choose to list our common stock on the NYSE MKT or NASDAQ Capital Market in the future. As a result of becoming a fully-reporting public company, we believe investors may be more willing to purchase our common stock in private offerings allowing us to raise funding to use for the items described above. The sale of additional equity or debt securities, if accomplished, may result in dilution to our shareholders.

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

Rental Tool Assets.  Approximately 98% of the Company’s revenues are generated from the rental of its coil tubing products. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers cost.” Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental tools revenue for the Company (approximately 2.7% in 2013). The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products of rental revenue, respectively.

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

Comparison of Results of Operations

Year Ended December 31, 2013 Compared To the Year Ended December 31, 2012

Year ended December 31, 2013:	U.S.	Canada	Corporate	Consolidated
Product revenue	$129,414	$–	$–	$129,414
Rental revenue	5,437,388	576,291	–	6,013,679
Total revenue	5,566,802	576,291	–	6,143,093
Cost of products and rental revenue	(1,928,406)	(247,501)	–	(2,175,907)
Cost of revenue - depreciation of rental tools	(1,099,968)	–	–	(1,099,968)
Gross profit	2,538,428	328,790	–	2,867,218
Selling and marketing	(1,399,466)	(208,161)	–	(1,607,627)
General and administrative, compensation and benefits	(1,167,911)	(177,668)	(459,865)	(1,805,444)
Depreciation and amortization	(257,540)	(31,025)	–	(288,565)
Income (loss) from operations	$(286,489)	$(88,064)	$(459,865)	$(834,418)
Loss on sale of fixed assets				(14,533)
Other income				6,082
Interest expense				(23,515)
Net loss				$(866,384)

Year ended December 31, 2012:	U.S.	Canada	Corporate	Consolidated
Product revenue	$353,517	$–	$–	$353,517
Rental revenue	6,524,057	887,410	–	7,411,467
Total revenue	6,877,574	887,410	–	7,764,984
Cost of products and rental revenue	(2,128,774)	(303,110)	–	(2,431,884)
Cost of revenue - depreciation of rental tools	(988,378)	–	–	(988,378)
Gross profit	3,760,422	584,300	–	4,344,722
Selling and marketing	(1,602,741)	(220,894)	–	(1,823,635)
General and administrative, compensation and benefits	(1,227,813)	(65,806)	(215,706)	(1,509,325)
Depreciation and amortization	(219,276)	(23,537)	–	(242,813)
Income (loss) from operations	$710,592	$274,063	$(215,706)	$768,949
Loss on sale of fixed assets				–
Other income				–
Interest expense				(16,681)
Net income				$752,268

Change in Operating Results:	U.S.	Canada	Corporate	Consolidated
Product revenue	$(224,103)	$–	$–	$(224,103)
Rental revenue	(1,086,669)	(311,119)	–	(1,397,788)
Total revenue	(1,310,772)	(311,119)	–	(1,621,891)
Cost of products and rental revenue	200,368	55,609	–	255,977
Cost of revenue - depreciation of rental tools	(111,590)	–	–	(111,590)
Gross profit	(1,221,994)	(255,510)	–	(1,477,504)
Selling and marketing	203,275	12,733	–	216,008
General and administrative, compensation and benefits	59,902	(111,862)	(244,159)	(296,119)
Depreciation and amortization	(38,264)	(7,488)	–	(45,752)
Loss from operations	$(997,081)	$(362,127)	$(244,159)	$(1,603,367)
Loss on sale of fixed assets				(14,533)
Other income				6,082
Interest expense				(6,834)
Net loss				$(1,618,652)

Revenues

We had total revenue of $6,143,093 for the year ended December 31, 2013, compared to total revenue of $7,764,984 for the year ended December 31, 2012, a decrease in total revenue of $1,621,891 or 20.9% from the prior period.  Total revenues included $129,414 of product revenue for the year ended December 31, 2013, compared to $353,517 for the year ended December 31, 2012, a decrease in product revenue of $224,103 or 63.4% from the prior period. The decrease in product revenue was mainly due to a decrease in customer demand.  Total revenues also included rental revenue of $6,013,679 for the year ended December 31, 2013, compared to $7,411,467 for the year ended December 31, 2012, a decrease of $1,397,788 or 18.9% from the prior period.  The decrease in rental revenue was primarily due to reduced customer demand during 2013 in Canada and eastern United States.

Cost of Revenue

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of $2,175,907 for the year ended December 31, 2013, compared to cost of $2,431,884 for the year ended December 31, 2012, a decrease of $255,977 or 10.5% from the prior period, which decrease was directly attributable to the decrease in revenue for the year ended December 31, 2013, compared to the year ended December 31, 2012.

We had cost of revenue – depreciation of rental tools of $1,099,968 for the year ended December 31, 2013, compared to $988,378 for the year ended December 31, 2012, an increase of $111,590 or 11.3% from the prior period, which increase was mainly due to an increase in the depreciable asset base in 2013 versus 2012.

Cost of revenue as a percentage of total revenue was 53.3% for the year ended December 31, 2013, compared to 44.1% for the year ended December 31, 2012, an increase in cost of revenue as a percentage of revenue of 9.2% which is due to additional depreciation and continued retention of our staff and facilities during this industry downturn.

Gross Profit

We had gross profit of $2,867,218 for the year ended December 31, 2013, compared to gross profit of $4,344,722 for the year ended December 31, 2012, a decrease in gross profit of $1,477,504 or 34.0% from the prior period. Our gross profit was 46.7% of revenue for the year ended December 31, 2013, compared to 55.9% for the year ended December 31, 2012.

Operating Expenses

General and Administrative and compensation and benefits. We had total general and administrative and compensation and benefits expenses of $1,805,444 for the year ended December 31, 2013, compared to total general and administrative and compensation and benefits expenses of $1,509,325 for the year ended December 31, 2012, an increase in general and administrative expenses of $296,119 or 19.6% from the prior period. The increase in general and administrative and compensation and benefits expenses was primarily due to professional fees associated with being a public company, litigation and stock compensation expense.

Selling and Marketing.   We had total selling and marketing expenses of $1,607,627 for the year ended December 31, 2013, compared to $1,823,635 for the year ended December 31, 2012, a decrease of $216,008 or 11.8% from the prior period, which decrease was mainly due to  decreased sales commissions.

Depreciation and Amortization. Depreciation and amortization expense increased by $45,752 or 18.8%, to $288,565 for the year ended December 31, 2013, compared to $242,813 for the year ended December 31, 2012.  The increase was primarily due to improvements at the Company’s new office building and the addition of shop equipment and automobiles for the sales force.

Income (loss) from Operations

We had a loss from operations of $834,418 for the year ended December 31, 2013, compared to income from operations of $768,949 for the year ended December 31, 2012, a decrease of $1,603,367 or 208.5% from the prior period. Loss from operations was 13.6% of revenue for the year ended December 31, 2013, compared to income from operations of 9.9% for the year ended December 31, 2012. The decrease was mainly attributable to the 20.9% decrease in total sales combined with the 3.5% increase in total operating expenses.

Net Income (loss)

We had net loss of $866,384 for the year ended December 31, 2013, compared to net income of $752,268 for the year ended December 31, 2012, a decrease in net income of $1,618,652 or 215.2% from the prior period.  The decrease in net income was mainly attributable to a 20.9% decrease in total revenue, partially offset by a 4.2% decrease in total cost of revenue, and a 3.5% increase in total operating expenses, for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Liquidity and Capital Resources

We had $2,200,055 of working capital as of December 31, 2013. We believe we are sufficiently capitalized to continue our growth and are in a position to develop financing alternatives that will enable us to take advantage of growth opportunities in the future.

As of December 31, 2013, we had total assets of $8,376,186, which included total current assets of $2,888,814, consisting of $902,202 of cash, $1,874,368 of accounts receivable, net, and $112,244 of other current assets; and long term assets including $3,034,476 of rental tools, net; $1,499,566 of property and equipment, net; and $953,330 of intangible assets, net, consisting of our rights to the patents purchased from Jerry Swinford pursuant to the IP Purchase Agreement, described in greater detail below.

We had total liabilities of $1,578,669 as of December 31, 2013, which included total current liabilities of $688,759, consisting of accounts payable of $332,927; accrued liabilities of $109,436; current portion of related party notes payable of $155,556, relating to amounts owed to Jerry Swinford in connection with the IP Purchase Agreement, described below; and current portion of notes payable of $90,840, relating to the amount due on loans associated with equipment financing and building loan; and long term liabilities consisting of $90,739 of related party notes payable, net of current portion, relating to the long term portion of the amounts owed to Jerry Swinford in connection with the IP Purchase Agreement, described below, and $799,171 of notes payable, net of current portion relating to equipment financing and our building loan.

We had net cash provided by operating activities of $692,803 for the year ended December 31, 2013, which consisted of $866,384 of net loss, $301,498 of increase in accounts receivable, $55,147 of increase in other current assets, $74,515 of decrease in accounts payable and $36,212 of increase in accrued liabilities, offset by non-cash items including $1,388,533 of depreciation and amortization, $459,865 of stock based compensation $91,204 in bad debt expense and $14,533 in loss on sale of equipment;

We had $1,473,481 of net cash used in investing activities for the year ended December 31, 2013, which included the purchase of $418,801 of rental tools and $1,242,281 of building, property and equipment, offset by $163,350 and $24,251 in proceeds from the sale of assets and vehicles, respectively.  Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations.  Expenditures for capital assets totaled approximately $1.7 million and $1.3 million in the years ended December 31, 2013 and 2012, respectively. While the majority of these expenditures were for the expansion of our rental tools, we have continued our purchase of property and equipment necessary for our operations.

We had $529,696 of net cash provided by financing activities for the year ended December 31, 2013, which included $155,556 of payments on related party notes payable, relating to amounts paid to Jerry Swinford in connection with the IP Purchase Agreement, described below, $63,633 of payments on notes payable and $748,885 of proceeds from notes payable related to the new building and vehicles.

The Company’s majority shareholder, Herbert C. Pohlmann, loaned the Company an aggregate of $471,951 in fiscal 2010, which loans were evidenced and memorialized by four Convertible Promissory Notes, which accrued interest at the rate of 12% per annum, and were due and payable on February 1, 2012 (as to three notes totaling $212,404) and May 13, 2012 (as to one note totaling $259,547). The Convertible Promissory Notes provided Mr. Pohlmann the right to convert the principal and accrued interest under the Convertible Promissory Notes into shares of the Company’s common stock at a conversion price of $0.90 per share, which Convertible Promissory Notes, along with accrued and unpaid interest thereon in the amount of $63,006, were converted into shares of the Company’s common stock in 2011.

In November 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”) with Jerry Swinford, the Company’s Executive Vice President and Chairman. Pursuant to the IP Purchase Agreement, the Company agreed to purchase the patents and pending patents owned and held by Mr. Swinford (including those Patents described above under “Patents, Trademarks and Licenses” for $25,000 in cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). The Company obtained an independent valuation in order to determine the value of the Patents. The first note, in the amount of $475,000 was due January 20, 2011, together with interest at the rate of 12% per annum, which note was paid in full in January 2011. The second note in the amount of $700,000 is due September 15, 2015, and is payable in monthly installments of the lesser of $12,963 or the amount outstanding under such note per month, with the first such payment due on February 15, 2011. The Company also agreed to grant Mr. Swinford a security interest in all of the Company’s assets in connection with and to secure the repayment of the Swinford Notes and Holdings also agreed, pursuant to a Guaranty, to guaranty the repayment of the Swinford Notes. Mr. Pohlmann agreed to subordinate the repayment of his Convertible Promissory Notes (as described above) to the repayment of the Swinford Notes. The IP Purchase Agreement also provided that in the event Mr. Swinford was required to pay taxes totaling more than 15% of the proceeds received by Mr. Swinford in connection with the payment of the Swinford Notes in any calendar year (the “15% Limit”), the Company would reimburse Mr. Swinford for any and all taxes due over such 15% Limit, which may substantially increase the amount due to Mr. Swinford from the Company in connection with the payment of the Swinford Notes.

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

In January 2012, the Company sold 52,500 Units to Richard J. Connaughton, a former director of the Company, in consideration for $52,500 or $1.00 per Unit, each unit consisting of (a) one share of common stock and (b) one common stock purchase warrant to purchase one share of common stock with a five year term and an exercise price of $1.00 per share.

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

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Coil Tubing Technology, Inc. and Subsidiaries

Spring, Texas

We have audited the accompanying consolidated balance sheets of Coil Tubing Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coil Tubing Technology, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 28, 2014

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

($ in thousands except share data)

	December 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash	$902	$1,153
Accounts receivable, net	1,875	1,827
Other current assets	112	57
Total Current Assets	2,889	3,037

Rental tools, net	3,034	3,687
Property and equipment, net	1,500	534
Intangible assets, net	953	1,033
Total Assets	$8,376	$8,291

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$332	$407
Accrued liabilities	109	73
Related party notes payable - current	156	156
Notes payable - current	91	47
Total Current Liabilities	688	683

Long Term Liabilities:
Related party notes payable, net of current portion	91	246
Notes payable, net of current portion	799	158
Total Liabilities	1,578	1,087

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	–	–
Series B Convertible Preferred Stock, $.001 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value, 200,000,000 shares authorized; 15,651,827 shares issued and outstanding at December 31, 2013 and December 31, 2012	16	16
Additional paid-in capital	9,841	9,381
Accumulated deficit	(3,060)	(2,194)
Total Stockholders' Equity	6,798	7,204

Total Liabilities and Stockholders' Equity	$8,376	$8,291

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

($ in thousands except share data and loss per share)

	December 31,
	2013	2012
Revenue:
Rental revenue	$6,014	$7,411
Product revenue	129	354
Total revenue	6,143	7,765

Cost of revenue:
Compensation and benefits	914	848
Material, supplies and support service	1,014	1,134
Facilities and support expenses	248	450
Depreciation of rental tools	1,100	988
Total cost of revenue	3,276	3,420

Gross profit	2,867	4,345

Operating Expenses:
Compensation and benefits	747	838
Selling and marketing	1,608	1,824
General and administrative	1,058	671
Depreciation and amortization	288	243
Total operating expenses	3,701	3,576

Income (loss) from operations	(834)	769

Other income (expense):
Loss on sale of property and equipment	(14)	–
Other income	6	–
Interest expense	(24)	(17)
Total other income (expense)	(32)	(17)

Net income (loss)	$(866)	$752

Net income (loss) per share :
Basic earnings (loss)	$(0.06)	$0.05
Diluted earnings (loss)	$(0.06)	$0.04

Weighted average common shares outstanding:
Basic	15,651,827	15,650,823
Diluted	15,651,827	18,530,388

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013 and 2012

($ and shares in thousands)

	Preferred Stock		Common Stock		Subscription	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Totals
Balances at December 31, 2011	1,000	$1	15,599	$16	$(1,400)	$9,113	$(2,946)	$4,784

Issuance of common stock for cash	–	–	53	-	1,400	52	–	1,452

Option expense	–	–	–	–	–	216	–	216

Net income	–	–	–	–	–	–	752	752

Balances at December 31, 2012	1,000	1	15,652	16	-	9,381	(2,194)	7,204

Option expense	–	–	–	–	–	460	–	460

Net loss	–	–	–	–	–	–	(866)	(866)

Balances at December 31, 2013	1,000	$1	15,652	$16	$–	$9,841	$(3,060)	$6,798

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

($ in thousands)

	December 31,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$(866)	$752
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	460	216
Depreciation and amortization	1,388	1,231
Loss on sale of property and equipment	14	6
Bad debt expense	91	31
Changes in:
Accounts receivable	(301)	(473)
Other current assets	(53)	(3)
Accounts payable	(75)	(739)
Accrued liabilities	36	(204)
Net cash provided by operating activities	694	817

Cash Flows From Investing Activities:
Purchase of rental tools	(419)	(1,108)
Purchase of building, machinery and equipment	(1,242)	(216)
Proceeds from sale of vehicles	24	–
Proceeds from disposal of assets	163	210
Net cash used in investing activities	(1,474)	(1,114)

Cash Flows From Financing Activities:
Proceeds from notes payable	749	–
Payments on notes payable	(64)	(73)
Payments on related party notes payable	(156)	(156)
Proceeds from sale of common stock and warrants	–	1,453
Net cash provided by financing activities	529	1,224

Net change in cash	(251)	927
Cash at beginning of year	1,153	226
Cash at end of year	$902	$1,153

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$24	$17
Income taxes	$–	$–

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., a Nevada corporation and its subsidiaries, Total Downhole Solutions, Inc. (“TDS”) and Coil Tubing Technology, Inc. (“CTT Texas”) Texas corporations and Coil Tubing Technology Canada Inc., an Alberta, Canada corporation (“CTT Canada”).   The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Rental Tools. Approximately 98% of the Company’s revenues are generated from rental equipment. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers cost” as they are purchased from a contract manufacturer. Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental revenue for the Company (approximately 2.7% in 2013). The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products of rental revenue, respectively.

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

Earnings Per Share. Basic earnings per common share equals net earnings attributable to common shareholders divided by the weighted average shares outstanding during the period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. Diluted earnings per share for 2012 reflect the potential dilution of securities that could share in the earnings of an entity, such as stock options and warrants. The calculation of diluted earnings per share for the year ended December 31, 2012 includes stock options and warrants to purchase 2,879,565 shares. The calculation of diluted earnings per share for the year ended December 31, 2012 excludes stock options to purchase 3,334 shares due to their anti-dilutive effect. For the years ended December 31, 2013 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of fully diluted net loss per common share.

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

Allowance for Doubtful Accounts. Accounts receivable consists of amounts billed and currently due from customers. The Company monitors the aging of its accounts receivable and related facts and circumstances to determine if an allowance should be established for doubtful accounts. The Company recorded an allowance of $104,607 and $13,404 as of December 31, 2013 and 2012, respectively. Bad debt expense was $91,204 and $30,540 for the years ended December 31, 2013 and 2012, respectively.

Property and Equipment. Property and Equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method over the useful lives of the assets of five to thirty-nine years. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Fair Value Estimates. Pursuant to the Accounting Standards Codification (“ASC”) No. 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value. ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. ASC No. 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

NOTE 2 – RENTAL TOOLS, NET

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of 5 years and are presented in the accompanying financial statements, net of accumulated depreciation of $3,171,693 and $2,100,808 as of December 31, 2013 and 2012, respectively.  For the years ended December 31, 2013 and 2012, depreciation expense of $1,099,968 and $988,378, respectively, was included in the cost of revenue.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

		December 31,
Description	Life	2013	2012
Office equipment	5 years	$35,870	$29,359
Shop equipment	5 years	297,174	187,806
Vehicles	4 years	575,519	505,827
Leasehold improvements	10 years	180,562	116,893
Building	39 years	689,770	–
Land	N/A	194,000	–
		1,972,895	839,885
Less: accumulated depreciation		(473,329)	(306,171)
		$1,499,566	$533,714

For the years ended December 31, 2013 and 2012, depreciation expense was $208,565 and $162,813, respectively.  During the years ended December 31, 2013 and 2012, the Company sold equipment, traded in vehicles and disposed of obsolete equipment resulting in a loss of $14,533 and $5,884, respectively.

NOTE 4 - INTANGIBLE ASSETS, NET

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

Intangible assets consisted of the following:

		December 31,
Description	Life	2013	2012
Issued patents	15 years	$550,000	$550,000
Pending patents	15 years	650,000	650,000
Total intangible assets		1,200,000	1,200,000
Less: accumulated amortization		(246,670)	(166,667)
Intangible assets, net		$953,330	$1,033,333

Amortization expense was $80,000 during each of the years ended December 31, 2013 and 2012, respectively and is reflected as a component of operating expenses in the accompanying consolidated financial statements.

NOTE 5 – NOTES PAYABLE

As of December 31, 2013 and 2012, the following promissory notes were outstanding:

	December 31,
	2013	2012
Notes payable – vehicle loans	$244,137	$204,759
Notes payable – building loan	645,874	–
Related party note payable - Jerry Swinford	246,295	401,851
Total debt	1,136,306	606,610
Less current portion – current portion – notes payable – vehicle loans	(71,425)	(47,365)
Less current portion – current portion – notes payable – building loan	(19,415)	–
Less current portion – related party note payable	(155,556)	(155,556)
Long-term debt	$889,910	$403,689

Building Loan

Effective October 25, 2013, the Company purchased a 6,000 square foot office/warehouse building and associated land located at 22305 Gosling Road, Spring, Texas 77389. The purchase price was $884,508. The Company obtained $649,000 of the purchase price by way of a loan from Bank of Houston, evidenced by a promissory note, which loan bears interest at 5% per annum for three years and the prime rate plus 1% thereafter (not to be less than 5%), and has a maturity date of October 25, 2018. Upon an event of default, the loan bears interest at the lesser of the rate of 5% above the then applicable interest rate of the note, and the greatest amount provided by law. Amortization payments based on a 20-year amortization schedule (initially $4,309 per month) are due on the loan until maturity (recalculated based on the then interest rate after the first three years of the loan). The amount due under the loan is secured by a Deed of Trust, Security Agreement and Financing Statement on the property purchased.

Vehicle Loans

The Company has entered into a number of loans for the purchase of vehicles used in its business. These vehicles are primarily used by sales and delivery personnel. These installment loans are generally two to six year loans at interest rates varying for 4.99% to 8.79% and are secured by the vehicle, and mature from one to four years.

Related Party Notes Payable

In November 2010, the Company entered into the IP Agreement with Jerry Swinford, the Company’s then Chief Executive Officer and current Executive Vice President. Pursuant to the IP Agreement, the Company agreed to purchase the patents and pending patents owned and held by Mr. Swinford for $25,000 cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). The first note, in the amount of $475,000 was paid in full in January 2011. The second note in the amount of $700,000 is due September 15, 2015, and is payable in equal monthly installments of $12,963. The notes are non-interest bearing.  The Company also agreed to grant Mr. Swinford a security interest in all of the Company’s assets in connection with and to secure the repayment of the Swinford Notes and Coil Tubing Technology Holding, Inc., the Company’s wholly-owned subsidiary (“Holdings”) also agreed, pursuant to a Guaranty Agreement, to guaranty the repayment of the Swinford Notes.

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

Future maturities under the above mentioned notes payable at December 31, 2013 were as follows:

Year Ending December 31,	Amount
2014	246,396
2015	172,462
2016	74,192
2017	68,867
2018	574,389
Thereafter	–
Total	$1,136,306

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

The total number of designated shares of the Company’s Series A Preferred Stock is one million (1,000,000). As of December 31, 2013 and 2012, the Company had -0- shares of its Series A Preferred Stock, $0.001 par value issued and outstanding. The Series A Preferred Stock has no dividend rights, no liquidation preference, no redemption rights and no conversion rights and has 51% voting rights or voting rights equal to 51% of the Company’s outstanding common stock.

The total number of designated shares of the Company’s Series B Preferred Stock is one million (1,000,000). As of December 31, 2013 and 2012, the Company had 1,000,000 shares of its Series B Preferred Stock, $0.001 par value issued and outstanding. The Series B Preferred Stock has no dividend rights, no liquidation preference, no redemption rights, no voting rights and conversion rights of 0.0667 shares of common stock for each one preferred share during the Option Period (the “Option”).  The “Option Period”, beginning in November 2010 and terminated in November 2012, allowed the holder of such Series B Preferred Stock to purchase shares of Series A Preferred Stock of the Company for aggregate consideration of one hundred dollars and lasted for two years from the date that the holder of the Series A Preferred Stock no longer desired to hold the Series A Preferred Stock.

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

Common Stock

As of December 31, 2013 and 2012, the Company had 15,651,827 shares of its $0.001 par value common stock issued and outstanding.

In January 2012, the Company sold 52,500 Units to a third party in consideration for $52,500 or $1.00 per unit.

As of December 31, 2013, Mr. Herbert C. Pohlmann held 12,440,648 shares (12,242,397 directly and 198,251 through a trust) (or approximately 79.5%) of the Company’s issued and outstanding shares of common stock.

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

Stock Plans
Options initially reserved	833,333
Options issued during 2012 under the 2012 plan	(600,000)
Securities available to be granted/issued at December 31, 2013	233,333
Options issued and outstanding under the plans as of December 31, 2013	600,000

The Company recognized total option expense of $459,865 and $215,706 for the years ended December 31, 2013 and 2012, respectively.  The remaining amount of unamortized options expense at December 31, 2013 and 2012 was $324,429 and $784,294, respectively. The intrinsic value of outstanding as well as exercisable options at December 31, 2013 and 2012 was $-0-and $1,560,000, respectively.

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

Activity in options during the year ended December 31, 2013 and related balances outstanding as of that date are reflected below:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contract Term
		(in dollars)	(in years)
Balance at December 31, 2013	1,203,334	$1.02	6.92
Exercisable at December 31, 2013	803,334	$1.03	6.92

Summary of options outstanding and exercisable as of December 31, 2013 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Options Outstanding	Number of Options Exercisable
$7.50	6.9	3,334	3,334
$1.00	6.9	1,200,000	800,000
$1.00 to 7.50	6.9	1,203,334	803,334

Activity in options during the year ended December 31, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contract Term
		(in dollars)	(in years)
Balance at December 31, 2012	1,203,334	$1.04	8.50
Exercisable at December 31, 2012	303,334	$1.07	8.50

Summary of options outstanding and exercisable as of December 31, 2012 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Options Outstanding	Number of Options Exercisable
$7.50	7.9	3,334	3,334
$1.00	8.5	1,200,000	300,000
$1.00 to 7.50	8.5	1,203,334	303,334

Investor Warrants

In December 2011, the Company completed a private placement of 1,600,000 Units to Mr. Herbert C. Pohlmann. Each Unit consisted of one share of common stock, and a warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $1.00 per share at any time until December 14, 2016. The Company sold each Unit at a price of $1.00 per Unit, which represents total proceeds of $1,600,000.

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

In August, 2012, the Company granted John Callis, a former director of the Company (a) warrants to purchase 220,000 shares of common stock of the Company with a term of one (1) year and an exercise price of $1.00 per share, which warrants expired on August 8, 2013; and (b) warrants to purchase 52,500 shares of common stock of the Company with a term expiring on January 5, 2017 and an exercise price of $1.00 per share in consideration for funding previously provided to the Company. The relative fair value of the warrants issued was approximately 33% of the proceeds. In October 2011, John Callis purchased 166,667 shares of the Company’s common stock for consideration of $200,000 or $1.20 per share. The warrants vest upon issuance. Variables used in the Black- Scholes option-pricing model for the warrants issued include: (1) discount rate ranging from 0.18% to 0.69%, (2) term ranging from 1 to 4.4 years, (3) expected volatility ranging from 469% to 782%, and (4) zero expected dividends.

The intrinsic value of outstanding as well as exercisable options at December 31, 2013 and 2012 was $-0-.

Activity in warrants during the year ended December 31, 2013 and related balances outstanding as of that date are reflected below:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contract Term
		(in dollars)	(in years)
Balance at December 31, 2012	1,925,000	$1.00	2.96
Forfeited and canceled	220,000	$–
Balance at December 31, 2013	1,705,000	$1.00	2.96
Exercisable at December 31, 2013	1,705,000	$1.00	2.96

Summary of warrants outstanding and exercisable as of December 31, 2013 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$1.00	2.96	1,705,000	1,705,000
$1.00	2.96	1,705,000	1,705,000

Activity in warrants during the year ended December 31, 2012 and related balances outstanding as of that date are reflected below:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contract Term
		(in dollars)	(in years)
Balance at December 31, 2011	1,600,000	$1.00	3.96
Granted	325,000	$1.00	1.74
Balance at December 31, 2012	1,925,000	$1.00	3.59
Exercisable at December 31, 2012	1,925,000	$1.00	3.59

Summary of warrants outstanding and exercisable as of December 31, 2012 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$1.00	3.59	1,925,000	1,925,000
$1.00	3.59	1,925,000	1,925,000

NOTE 8 - INCOME TAXES

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2013	December 31, 2012
Provision (benefit) at statutory rate	$(295,000)	$256,000
Net operating loss utilization	(55,000)	(347,000)
Prior period adjustment	140,000	–
Non-deductible expenses	156,000	–
Change in valuation allowance	54,000	91,000
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, are presented below:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforward	$1,362,000	$1,532,000
Deferred tax assets	1,362,000	1,532,000

Deferred tax liabilities:
Property and equipment	(957,000)	(1,126,000)
Deferred tax liabilities	(957,000)	(1,126,000)

Net deferred tax assets	405,000	406,000
Valuation allowance	(405,000)	(406,000)
	$–	$–

The Company has determined that a valuation allowance of $405,000 at December 31, 2013, is necessary to reduce the net deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance, net of the reduction of the deferred tax asset for the use of the net operating loss, for 2013 was approximately $405,000. As of December 31, 2013, the Company has an approximate net operating loss carry-forward of $4,006,000, which is available to offset future federal taxable income, if any, with expiration in starting in 2022.

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

NOTE 9 – CONCENTRATION OF RISK

The Company had gross sales of $6,143,093 and $7,764,984 for the years ended December 31, 2013 and 2012, respectively. The Company had two customers representing approximately 17% and 18% of gross sales and 15% and 37% of total accounts receivable for the year ended December 31, 2013. The Company had two customers representing approximately 16% and 18% of gross sales and 32% and 20% of total accounts receivable for the year ended December 31, 2012.

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

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit seeks monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or seeks a buyout of Mr. Cohen’s interest in the Company. The suit also seeks legal fees and pre-and-post judgment interest. The suit alleges “minority shareholder oppression” and “breach of fiduciary duty” in connection with the actions of Defendants, i.e., that Defendants have engaged in burdensome, harsh or wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendants (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputes Mr. Cohen’s claims and the Company has engaged legal counsel in the matter and filed an answer to the complaint denying Cohen’s allegations.  The Company intends to vigorously defend the case against Cohen’s claims.  At this stage of the litigation, the Company believes the likelihood of material loss is remote. On January 27, 2014, the Company filed a counterclaim against Eric Cohen (plaintiff) requesting damages and attorneys’ fees incurred in this case.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has a twelve month residential sub-lease agreement in effect from December 1, 2013 to December 1, 2014, pursuant to which the Company agreed to rent a residence located in Blairsville, Pennsylvania.   The lease has a monthly rental cost of $850 per month.  The Company plans to use the leased residence as a district office for sales in Ohio, Pennsylvania, and West Virginia and repair of equipment for that area.

The Company leases space serving as a sales office, warehouse and machine shop in Haynesville, Louisiana. The Company paid the landowner (a former employee of the Company) an aggregate of $77,632 in connection with the construction of the warehouse and machine shop (which is owned by the former employee).  In consideration for paying for the cost to construct the warehouse and machine shop, the landowner agreed to allow the Company to use the warehouse and machine shop and sales office free of charge until August 2012.  The Company currently pays recurring operating costs for the rental of the space only.  The Company and the former employee have entered into a two year extension of the lease (through August 2014) at $500 per month.

The Company also leases approximately 1,560 square feet of warehouse and office space in Red Deer, Alberta, Canada, which lease arrangement is in effect from November 3, 2013 through November 3, 2014. Rent due under the lease is $1,300 per month plus the Company’s portion of common expenses associated with the rental property which total approximately $487 per month and goods and service tax of approximately $94 per month, for a total monthly rental expense of approximately $1,970 Canadian dollars (approximately $1,789 U.S. dollars) per month during the term of the lease.

All leases are expiring in 2014 and the related total lease expense is $31,240.

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

In 2013, the Company paid bonuses totaling $142,510 to executive management.

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

In July 2013, the Company entered into a fifth amendment to the employment agreement originally entered into between the Company and Jason Swinford (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the employment agreement was modified to include a transaction bonus payable to Mr. Swinford in the event (1) a Change of Control (as defined in the employment agreement) of the Company, its wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., a Nevada corporation (“Holdings”) and/or Coil Tubing Technology, Inc., a Texas corporation (the wholly-owned subsidiary of Holdings) occurs; or (2) the sale by the Company of a substantial amount of the assets of the Company (or the Company’s subsidiaries), each in one or more related transactions (each a “Bonus Transaction”); occurs while Mr. Swinford is employed under the terms of the employment agreement or within six (6) months of the termination of such employment agreement (a) by the Company for any reason other than Cause (as defined in the employment agreement), or (b) by Mr. Swinford for Good Reason (as defined in the employment agreement).

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

NOTE 13 – SUBSEQUENT EVENTS

On January 27, 2014, the Company filed a counterclaim against Eric Cohen (plaintiff) requesting damages and attorneys’ fees incurred in this case.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management's Assessment Regarding Internal Control

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position	Date First Appointed As Director Or Officer
Jason L. Swinford	34	Chief Executive Officer and Director	December 2011
Jerry L. Swinford	65	Executive Vice President, Secretary, Treasurer and Director	August 2006
Richard R. Royall	67	Chief Financial Officer	March 2013

Biographical information for our officers and directors are set forth below:

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

Jerry L. Swinford. Jerry L. Swinford served as our Chief Financial Officer from January 2006 until January 2013 and has served as our Secretary since 2006. Since _____ Mr. Swinford has served as our Executive Vice President. From January 2006 to December 2011, Mr. Swinford served as our Chief Executive Officer. From January 2006 to December 2011, Mr. Swinford served as our President.  Since August 2006, Mr. Swinford has served as a director of the Company, serving as Chairman since December 2011.  Since January 2006, Mr. Swinford has served as our Secretary. Since December 2011, Mr. Swinford has also served as our Executive Vice President. Mr. Swinford has served as the President of and as a Director of Steplyn since August 2007. Mr. Swinford served as the President and Chief Executive Officer of Holdings from July 1999 to June 2009 and from November 2010 to present (Mr. Swinford served as Vice President of Holdings from June 2009 to November 2010), and as Chief Financial Officer, Secretary and Treasurer of Holdings since May 2007. Mr. Swinford served as Director of Holdings from April 2002 until March 2005, and has served as sole director of Holdings from August 2006 to present. For more than fifteen years, Mr. Swinford was employed by Dresser Industries where he held various research and development and managerial positions.

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

Richard R. Royall. Effective March 4, 2013, Richard R. Royall was appointed as the Chief Financial Officer of the Company. Mr. Royall has served as a director of ERF Wireless, Inc. (ERFB:OTCBB) since March 2008 and served as Chief Financial Officer of ERF Wireless, Inc. from March 2008 to March 2014. Mr. Royall is a certified public accountant and since 1972, has been engaged in the private practice of accounting with a concentration of expertise in accounting, mergers, acquisitions and SEC registrations and filings including implementation of SOX 404 compliance. Mr. Royall has been a partner in Royall & Fleschler since 1987, a private accounting firm focused on taxation and professional services to emerging companies. Mr. Royall holds a bachelors of business administration with a concentration on accounting from the University of Texas at Austin.

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

Board of Directors Meetings

The Company had four official meetings of the Board of Directors of the Company during the last fiscal year ended December 31, 2013.  All of the Company’s directors attended at least 75% of the Company’s meetings.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2013 and 2012. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2013, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000 (provided that our only executive officers were Jerry Swinford and Jason Swinford), and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jerry L. Swinford Former President, Former CEO, Executive Vice President,	2013	120,000	71,255	-	-	17,661 (4)	208,916
Former Chief Financial Officer and Chairman (1)(2)	2012	114,000	108,000	-	300,000 (3)	18,145 (5)	540,145
Jason L. Swinford CEO,	2013	200,000	71,255	-	-	21,927 (6)	293,182
Former Chief Operating Officer, and Director (1)	2012	200,000	200,000	-	300,000 (3)	21,886 (7)	721,886
Richard R. Royall CFO (2)	2013	73,800	-	-	-	-	73,800
John N. Bingham (2)	2013	5,450	–	–	–	–	5,450

This table does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.   There have been no changes in the Company’s compensation policies since December 31, 2013.

(1)	Jason Swinford was appointed as Chief Operating Officer in November 2010 and as Chief Executive Officer in December 2011 upon the resignation of Jerry Swinford as Chief Executive Officer of the Company.
(2)	From January 2006 to January 2013, Mr. Swinford served as our Chief Financial Officer. Effective January 7, 2013, John N. Bingham was appointed as Acting Chief Financial Officer of the Company. Effective February 28, 2013, Mr. Bingham was terminated as the Company’s Acting Chief Financial Officer. Effective March 4, 2013, Richard R. Royall was appointed as the Chief Financial Officer of the Company.
(3)	Represents the value of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(4)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $6,861 in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.
(5)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $7,345 in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.
(6)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $11,127 in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.
(7)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $11,830 in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.

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

Jason Swinford

In November 2010, Jason Swinford, Jerry Swinford’s son, also entered into an Executive Employment Agreement with the Company, whereby Jason Swinford agreed to serve as the Chief Operating Officer of the Company (which agreement was revised and amended to provide for Mr. Swinford to serve as Chief Executive Officer in December 2011 and was subsequently amended again in August 2012, October 2012 (effective August 2012), March 2013 (effective October 2012), and July 2013 in each case to revise certain other sections of the agreement, which amendments have been reflected in the discussion below) in consideration for an annual base salary of $132,000 per year ($200,000 per year subsequent to the December 2011 amendment), for a term of six years (automatically renewable for additional one year terms unless terminated by either party as provided in the agreement). Jason Swinford also received a bonus of $10,000 upon his entry into the agreement, and substantially similar rights to receive Bonuses and Options as Jerry Swinford has as provided above.  Jason Swinford’s employment agreement has substantially similar terms as Jerry Swinford’s as provided above, except for the higher yearly salary payable to Jason Swinford and the right to earn a Transaction Bonus (as defined below).

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

Consulting Agreements

Effective January 7, 2013, the Company engaged Agility Financial Partners (“Agility”) to provide financial reporting and corporate governance consulting upon commencement of its anticipated requirements of being a fully-reporting public company. On January 7, 2013, Agility provided John N. Bingham to the Company and he was appointed as the Acting Chief Financial Officer. On February 28, 2013, the Company terminated the services of Agility and Mr. Bingham. Agility received $5,450 under the terms of its engagement with the Company.

On March 5, 2013, and effective March 1, 2013, the Company agreed to the terms of a letter agreement with Royall & Fleschler, pursuant to which the Company will pay Royall & Fleschler $5,000 per month for accounting and consulting services rendered and the use of Royall & Fleschler’s employee, Richard R. Royall, who has been appointed as the Chief Financial Officer of the Company.

2013 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2013 for each of the Named Executive Officers:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Jason L. Swinford	1,667	–		$7.50	11/30/2020
	300,000	100,000	(1)	$1.00	11/30/2020

Jerry L. Swinford	1,667	–		$7.50	11/30/2020
	300,000	100,000	(1)	$1.00	11/30/2020

(1)	100,000 options vest on December 31, 2014.

2013 Director Compensation

Set forth below is the compensation received by each of our non-executive directors during the last fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Herbert C. Pohlmann (a)	–	–	$–	–	–	–	$–

We do not have any policy regarding the compensation of directors and paid no compensation for director services during the year ended December 31, 2013.

(a)	Mr. Pohlmann was appointed to the Board of Directors effective January 30, 2012, and resigned effective February 1, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2014, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of March 31, 2014, there were 15,651,827 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner (1)	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%:
Herbert C. Pohlmann	14,240,648	(2)	81.60%

Officers and Directors:
Jason L. Swinford	301,667	(3)	1.89%
Jerry L. Swinford	311,667	(4)	1.95%
All directors and executive officers as a group (2 persons)	613,334		3.84%

(1)	Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Coil Tubing Technology, Inc., 22305 Gosling Road, Spring, Texas 77389.
(2)	Consisting of (i) 12,242,397 shares of common stock held personally; (ii) 198,251 held in a family trust managed by Mr. Pohlmann, (iii) 1,600,000 shares underlying exercisable warrants; and (iv) 200,000 shares underlying exercisable options.
(3)	Consisting of 301,667 shares underlying exercisable options.
(4)	Consisting of (i) 10,000 shares of common stock held and 301,667 shares underlying exercisable options.

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

Effective August 28, 2012, the Board of Directors of the Company granted John Callis, a former director of the Company, (a) warrants to purchase 220,000 shares of common stock of the Company with a term of one (1) year and an exercise price of $1.00 per share which warrants expired unexercised on August 28, 2013; and (b) warrants to purchase 52,500 shares of common stock of the Company with a term expiring on January 5, 2017 and an exercise price of $1.00 per share (collectively, the “Warrants”), in consideration for funding previously provided to the Company.

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

In March 2013, and effective as of October 10, 2012, Jerry and Jason Swinford each entered into fourth amendments to their employment agreements with the Company, pursuant to which they agreed to modify the vesting date of stock options to purchase 100,000 shares of the Company’s common stock from December 31, 2012 to December 31, 2013, and as a result they each now have 200,000 stock options to purchase shares of the Company’s common stock which vest on December 31, 2013, provided that such amendments did not otherwise change or modify the terms of their employment agreements .

On July 30, 2013, Jason Swinford entered into a fifth amendment to his employment agreement with the Company, whereby the Company agreed to change the bonus payments payable to Mr. Swinford upon a change of control or sale of substantially all of the Company’s (or certain of its subsidiaries) assets, and Mr. Swinford agreed to extend his employment agreement for an additional year.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended December 31, 2013, and 2012, the aggregate fees billed by LBB & Associates Ltd., LLP were as follows:

	December 31, 2013	December 31, 2012
Audit fees	$63,750	$63,370
Audit related fees	$–	$–
Tax fees	$–	$–
All other fees	$–	$–

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

Dated: March 31, 2014

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

Dated: March 31, 2014

By: /s/ Richard R. Royall

Richard R. Royall

Chief Financial Officer (Principal Financial/Accounting Officer)

Dated: March 31, 2014

By: /s/ Jerry Swinford

Jerry Swinford

Executive Vice President, Chairman, Secretary and Treasurer

Dated: March 31, 2014

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/Furnished Herewith	Form	Exhibit	Filing Date/Period End Date
2.1	Definitive Acquisition Purchase Agreement		10	2.1	1/23/12
2.2	Agreement For Exchange of Common Stock between Grifco and Coil Tubing		10	2.2	1/23/12
2.3	Plan and Agreement of Merger and Reorganization		10	2.3	1/23/12
3.1	Articles of Incorporation		10	3.1	1/23/12
3.2	Articles of Merger		10	3.2	1/23/12
3.3	Series A Preferred Stock Designation		10	3.3	1/23/12
3.4	Series B Preferred Stock Designation		10	3.4	1/23/12
3.5	Certificate of Amendment (increasing authorized shares to 750,000,000 shares of common stock)		10	3.5	1/23/12
3.6	Certificate of Amendment (increasing authorized shares to 1,990,000,000 shares of common stock)		10	3.6	1/23/12
3.7	Certificate of Amendment (increasing authorized shares to 4,990,000,000 shares of common stock)		10	3.7	1/23/12
3.8	Certificate of Amendment (affecting 1:300 reverse split and authorization of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock)		10	3.8	1/23/12
3.9	Bylaws (Nevada)		10	3.9	1/23/12
4.1	Coil Tubing Technology, Inc. 2010 Stock Incentive Plan**		10	4.1	1/23/12
4.2	Coil Tubing Technology, Inc. 2012 Stock Incentive Plan**		10	4.2	1/23/12
10.1	Hammelmann Statement of Understanding Coil Tubing Cleaner		10	10.1	1/23/12
10.2	Hammelmann Statement of Understanding 5 1/8” RotorJet and TurboJet		10	10.2	1/23/12
10.3	Agreement and Release between Grifco and Coil Tubing		10	10.3	1/23/12
10.4	Restatement and Novation of Agreement for Exchange of Common Stock between Grifco and Coil Tubing		10	10.4	1/23/12
10.5	Employment Agreement with Jerry Swinford**		10	10.5	1/23/12
10.6	At-Will Employment, Non-Competition, Confidential information, Invention Assignment and Arbitration Agreement with Jerry Swinford**		10	10.6	1/23/12
10.7	Employment Agreement with Jason Swinford**		10	10.7	1/23/12
10.8	At-Will Employment, Non-Competition, Confidential information, Invention Assignment and Arbitration Agreement with Jason Swinford**		10	10.8	1/23/12
10.9	Intellectual Property Purchase Agreement Between Jerry Swinford and the Company**		10	10.9	1/23/12
10.10	Secured Promissory Note ($475,000) – November 30, 2010**		10	10.10	1/23/12
10.11	Secured Promissory Note ($700,0000) – November 30, 2010**		10	10.11	1/23/12
10.12	Guaranty Agreement, Whereby Holdings Guaranteed The Repayment of Jerry Swinford’s Notes**		10	10.12	1/23/12
10.13	Cancellation, Resignation, Repayment and Issuance Agreement with Charles Wayne Tynon**		10	10.13	1/23/12
10.14	Voting Agreement Between Herbert C. Pohlmann and Jerry Swinford**		10	10.14	1/23/12
10.15	Anti-Dilution and Make Whole Agreement with Herbert C. Pohlmann**		10	10.15	1/23/12
10.16	First Amendment to Anti-Dilution and Make Whole Agreement with Herbert C. Pohlmann**		10	10.16	1/23/12

10.17	First Amendment to Employment Agreement with Jerry Swinford**		10	10.17	1/23/12
10.18	First Amendment to Employment Agreement with Jason Swinford**		10	10.18	1/23/12
10.19	Intellectual Property Assignment Agreement between Jerry Swinford and the Company**		10	10.19	1/23/12
10.20	Form of Common Stock Purchase Warrant (granted in connection with the January 2012 sale of Units)**		10	10.21	1/23/12
10.21	Distribution Agreement with Supreme Oilfield Services		S-1	10.22	10/16/12
10.22	Second Amendment to Employment Agreement with Jerry Swinford**		S-1	10.23	10/16/12
10.23	Second Amendment to Employment Agreement with Jason Swinford**		S-1	10.24	10/16/12
10.24	Stock Option Agreement – Jerry Swinford**		S-1	10.25	10/16/12
10.25	Stock Option Agreement – Jason Swinford**		S-1	10.26	10/16/12
10.26	Stock Option Agreement – Herbert C. Pohlmann**		S-1	10.27	10/16/12
10.27	Third Amendment to Employment Agreement with Jerry Swinford**		S-1	10.28	10/16/12
10.28	Third Amendment to Employment Agreement with Jason Swinford**		S-1	10.29	10/16/12
10.29	Series A Preferred Stock Cancellation Agreement**		S-1	10.29	12/13/12
10.30	Fourth Amendment to Employment Agreement with Jerry Swinford**		10-K	10.30	12/31/12
10.31	Fourth Amendment to Employment Agreement with Jason Swinford**		10-K	10.31	12/31/12
10.32	Letter Agreement with Royall and Fleschler (March 5, 2013)**		10-K	10.32	12/31/12
10.33	Fifth Amendment to Executive Employment Agreement with Jason Swinford (July 30, 2013)**		8-K	10.1	8/5/13
10.34	Promissory Note with Bank of Houston (October 25, 2013)		8-K	10.1	10/31/13
21.1*	Subsidiaries	X
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS#	XBRL Instance Document	X
101.SCH#	XBRL Taxonomy Extension Schema Document	X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

