Form 10-Q
period 2014-03-31
COIL TUBING TECHNOLOGY, INC.
filed 2014-05-13
CIK 1084463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the registrant's $0.001 par value common stock on May 14, 2014 is 15,651,827 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2014 and December 31, 2013

($ in thousands except share data)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$1,121	$902
Accounts receivable, net	1,707	1,875
Other current assets	82	112
Total Current Assets	2,910	2,889

Rental tools, net	2,924	3,034
Property and equipment, net	1,546	1,500
Intangible assets, net	933	953
Total Assets	$8,313	$8,376

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$591	$332
Accrued liabilities	228	109
Note payable-related party, current portion	156	156
Notes payable, current portion	91	91
Total Current Liabilities	1,066	688

Long-Term Liabilities:
Note payable-related party, net of current portion	52	91
Notes payable, net of current portion	819	799
Total Liabilities	1,937	1,578

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized Series A Preferred Stock, $.001 par value, 1,000,000 shares; authorized; 0 shares issued and outstanding
Series B Convertible Preferred Stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding	1	1
Common Stock, $.001 par value, 200,000,000 shares authorized; 15,651,827 shares issued and outstanding at March 31, 2014 and December 31, 2013	16	16
Additional paid-in capital	9,892	9,841
Accumulated deficit	(3,533)	(3,060)
Total Stockholders' Equity	6,376	6,798

Total Liabilities and Stockholders' Equity	$8,313	$8,376

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013

($ in thousands except share data)

(Unaudited)

	March 31,
	2014	2013
Revenue:
Rental revenue	$1,249	$1,760
Product revenue	18	44
Total revenue	1,267	1,804

Cost of revenue:
Compensation and benefits	213	234
Material, supplies and support service	212	291
Facilities and support expenses	41	61
Depreciation of rental tools	284	268
Total cost of revenue	750	854

Gross profit	517	950

Operating Expenses:
Compensation and benefits	210	268
Selling and marketing	384	473
General and administrative	301	229
Depreciation and amortization	84	67
Gain on sale of fixed assets	(1)	(18)
Total operating expenses	978	1,019

Loss from operations	(461)	(69)

Other income (expense):
Other income	1	6
Interest expense	(13)	(3)
Total other income (expense)	(12)	3

Net loss	$(473)	$(66)

Net loss per common share :
Basic and diluted loss	$(0.03)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	15,651,827	15,651,827

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

($ per thousands)

(Unaudited)

	March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(473)	$(66)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	51	114
Depreciation and amortization	368	335
(Gain) loss on sale of fixed assets	(1)	(18)
Changes in:
Accounts receivable	168	(388)
Other current assets	30	(9)
Accounts payable	259	78
Accrued liabilities	119	55
Net cash provided by operating activities	521	101

Cash Flows From Investing Activities:
Purchase of rental tools	(207)	(102)
Proceeds from sale of lost tools	42	–
Purchase of machinery and equipment	(127)	(50)
Proceeds from sale of fixed assets	10	58
Net cash used in investing activities	(282)	(94)

Cash Flows From Financing Activities:
Proceeds from notes payable	51	21
Payments on notes payable	(32)	–
Payments on related party notes payable	(39)	(39)
Net cash used in financing activities	(20)	(18)

Net increase (decrease) in cash	219	(11)
Cash at beginning of period	902	1,153
Cash at end of period	$1,121	1,142

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$13	$3
Income taxes	$–	$–

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Basis of Accounting

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., a Nevada corporation and its Texas corporate subsidiaries, Total Downhole Solutions, Inc. (“TDS”), formerly Precision Machining Resources, Inc., Coil Tubing Technology, Inc. (“CTT Texas”) and Coil Tubing Technology Canada Inc., an Alberta, Canada corporation (“CTT Canada”). The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2013 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2013 as reported in Form 10-K have been omitted.

NOTE 2 – RENTAL TOOLS, NET

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of five years and are presented in the accompanying financial statements, net of accumulated depreciation of $3,448,000 and $3,172,000 as of March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014 and 2013, depreciation expense of $284,000, and $268,000, respectively, was included in the cost of revenue.

NOTE 3 – ACCOUNTS RECEIVABLE

As of March 31, 2014 and December 31, 2013, accounts receivable, net consists of the following (in thousands):

	2014	2013
Accounts receivable	$1,812	$1,980
Allowance for doubtful accounts	(105)	(105)
Accounts receivable, net	$1,707	$1,875

NOTE 4 – NOTES PAYABLE

Notes payable as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

4

	2014	2013
Notes payable	$910	$890
Note payable-related party	208	247
Total debt	1,118	1,137

Less current portion:
Note payable-related party	(156)	(156)
Notes payable	(91)	(91)
Long-term debt	$871	$890

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

Related Party Notes Payable

In November 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Agreement”) with Jerry Swinford, the Company’s then Chief Executive Officer and current Executive Vice President. Pursuant to the IP Agreement, the Company agreed to purchase the patents and pending patents owned and held by Mr. Swinford for $25,000 cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). The first note, in the amount of $475,000 was paid in full in January 2011. The second note in the amount of $700,000 is due September 15, 2015, and is payable in equal monthly installments of $12,963. The notes are non-interest bearing.  The Company also agreed to grant Mr. Swinford a security interest in all of the Company’s assets in connection with and to secure the repayment of the Swinford Notes and Coil Tubing Technology Holdings, Inc., the Company’s wholly-owned subsidiary (“Holdings”) also agreed, pursuant to a Guaranty Agreement, to guaranty the repayment of the Swinford Notes.

In connection with the IP Agreement, Mr. Swinford agreed to cancel 1,000,000 shares of the Company’s Series A Preferred Stock. As a result of this cancellation, there was a change of control whereby Herbert C. Pohlmann obtained voting control over the Company. Mr. Swinford has a first priority security interest over the patents until such time as the promissory notes are satisfied in full.

Future maturities of the notes payable are as follows:

2014	247
2015	141
2016	83
2017	76
2018 and later	571
$1,118

NOTE 5 - STOCK OPTIONS

There were no options granted during the three months ended March 31, 2014.

The Company recognized total option expense of $51,000 and $114,000 for the three months ended March 31, 2014 and 2013, respectively.  The remaining amount of unamortized options expense at March 31, 2014 was $274,000. The intrinsic value of outstanding and exercisable options at March 31, 2014 was $-0-.

NOTE 6 – MAJOR CUSTOMERS

The Company had gross sales of $1,267,000 and $1,804,000 for the three months ended March 31, 2014 and 2013, respectively. The Company had one customer representing approximately 13% of gross sales and one customer representing approximately 25% of total accounts receivable for the three months ended March 31, 2014. The Company had two customers that represented approximately 26% and 13% of gross sales and 36% and 15% of total accounts receivable for the three months ended March 31, 2013.

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2013 and 2012, and for the years then ended, included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

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

Our Markets and Business Strategy

Our primary markets for our coil tubing products are oil and gas companies engaged in horizontal drilling activities located in the United States and Canada. We rent our products to these oil and gas companies either directly or indirectly through oil service companies. Our revenues are generated by drilling and well services activities which are subject to drilling company budgets and the competitive bundling for our services by oil service companies. During fiscal 2013 and continuing throughout the first three months of 2014, oil and gas service companies, which are our clients, reduced their drilling and work-over operations in Canada, Pennsylvania and Louisiana which continues to have an overall negative impact on our revenues. Our revenues for the three months ended March 31, 2014 were approximately $1,267,000 compared to $1,804,000 during the three months ended March 31, 2013, a decrease of $537,000. We expect our revenues in North America and Canada to continue to be impacted by and to follow the trends in natural gas drilling activities for the remainder of 2014. As discussed below, we are in the process of advancing our technology and global participation in Mexico, South America and Asia to take advantage of the growing coil tubing demands.

Based on the current trends in world-wide drilling activities, we have implemented the following strategies:

☐	We are entering into Mater Service agreements and joint ventures with multinational oil and gas service companies to integrate and update their coil tubing service capabilities;
☐	We are expanding our product lines using new technology we have developed which has been field tested and approved for use by our customers; and
☐	We are refocusing our sales targets to include sales of our coil tubing products to large integrated oil companies.

We believe increasing the availability of our proprietary product lines to our customers is critical to our profitability. Therefore, we will focus on initiatives to drive quarter over quarter sales growth for our existing and new products emphasizing:

☐	Expedited delivery time, training and enhanced service at the customers’ sites;
☐	Focusing on the higher margin coil tubing products to be integrated into our customers current and long-term demands; and
☐	Marketing our new product lines to our prospective international customers.

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

Rental Tool Assets.  Approximately 99% of the Company’s revenues are generated from the rental of its coil tubing products. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers’ cost.” Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental tools revenue for the Company. The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products and rental revenue, respectively.

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

Comparison of Results of Operations

Three Months Ended March 31, 2014, Compared To Three Months Ended March 31, 2013

The following tables set forth summarized consolidated financial information for the three months ended March 31, 2014 and 2013:

	Three Months March 31,
(in thousands)	2014	2013	$ Change	% Change
Total revenues	$1,267	$1,804	$(537)	(30%)
Cost of revenues	(750)	(854)	104	(12%)
Gross profit	517	950	(433)	(46%)
Gross profit as a percentage of total revenues	41%	53%	(12%)	(23%)
Operating expenses	978	1,019	(41)	(4%)
Loss from operations	(461)	(69)	(392)	(568%)
Other income (expense)	(12)	3	(15)	(500%)
Net loss	$(473)	$(66)	$(407)	(617%)

	Three Months Ended March 31,
(in thousands)	2014	2013	$ Change	% Change
Rentals	$1,249	$1,760	$(511)	(29%)
Products	18	44	(26)	(59%)
Total revenue	$1,267	$1,804	$(537)	(30%)

For the three months ended March 31, 2014, the Company's business operations reflected a decrease in sales for Coil Tubing Technology, Inc. and subsidiaries (“CTT”). For the three months ended March 31, 2014, the Company's consolidated operations generated revenues of approximately $1,267,000 compared to revenues of $1,804,000 for the quarter ended March 31, 2013. The $537,000 decrease in net sales is primarily attributable to a decline in rental orders for coil tubing products and competitive pricing by larger service companies. We expect to increase our revenues to reflect the current trends in the drilling industry based on sales information provided by our largest customers. For the three months ended March 31, 2014, the Company had a gross profit as a percentage of sales of 41%, compared to 53% for the three months ended March 31, 2013. The $433,000 decrease in gross profit for the three months ended March 31, 2014, compared to the prior period, is primarily attributed to the slowdown in orders for our rental products by our largest customers.

Revenue Information

The following table sets forth summarized consolidated sales information for the three months ended March 31, 2014 and 2013:

We had total revenues of approximately $1,267,000 for the three months ended March 31, 2014, compared to total revenues of $1,804,000 for the three months ended March 31, 2013, a decrease in total revenues of $537,000 or 30% from the prior period.  Total revenues included $1,249,000 of rental revenue for the three months ended March 31, 2014, compared to $1,760,000 for the three months ended March 31, 2013, a decrease in rental revenue of $511,000 or 29% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies.  We believe that through joint pricing efforts with our partner service companies we will be able to expand our services to new customers in the United States, Mexico and Canada and, accordingly, we will be able to maintain and increase our revenues throughout the remainder of 2014.

Cost of Revenue

The following table sets forth summarized cost of revenue information for the three months ended March 31, 2014 and 2013:

	Three Months March 31,
(in thousands)	2014	2013	$ Change	% Change
Depreciation of rental tools	$284	$268	$16	6%
Facilities and support expenses	41	61	(20)	(33%)
Compensation and benefits	213	234	(21)	(9%)
Material, supplies and support service	212	291	(79)	(27%)
Total cost of revenue	$750	$854	$(104)	(12%)

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $750,000 for the three months ended March 31, 2014, compared to a cost of $854,000 for the three months ended March 31, 2013, a decrease of $104,000 or 12% from the prior period. The main reasons for the decrease was a $79,000 or 27% decrease in material, supplies and support service which was directly related to the decrease in revenue for the three months ended March 31, 2014 compared to the prior year’s period.

Depreciation of Rental Tools

Depreciation expense (as a portion of cost of revenues) increased by $16,000 or 6%, to $284,000 for the three months ended March 31, 2014, compared to $268,000 for the three months ended March 31, 2013, which increase was mainly due to an increase in the depreciable asset base in 2014 versus 2013.

Gross Profit

We had gross profit of $517,000 for the three months ended March 31, 2014, compared to gross profit of $950,000 for the three months ended March 31, 2013, a decrease in gross profit of $433,000 or 46% from the prior period. Our gross profit was 41% of revenue for the three months ended March 31, 2014, compared to 53% for the three months ended March 31, 2013.

General Operating Expenses

The following table sets forth summarized operating expense information for the three months ended March 31, 2014 and 2013:

	Three Months March 31,
(in thousands)	2014	2013	$ Change	% Change
Depreciation and amortization	$84	$67	$17	25%
Compensation and benefits	210	268	(58)	(22%)
General and administrative - Professional services	222	157	65	41%
General and administrative expenses - Other	79	72	7	10%
Total general operating expenses	$595	$564	$31	5%

We had total general operating expenses of $595,000 for the three months ended March 31, 2014, compared to total operating expenses of $564,000 for the three months ended March 31, 2013, an increase in operating expenses of $31,000 or 5% from the prior period. The increase in general operating expenses was primarily related to an increase in professional service fees related to the 2013 year-end audit and legal fees related to our ongoing lawsuit (see also Part II - Item 1).

Selling and Marketing

The following table sets forth summarized selling and marketing expense information for the three months ended March 31, 2014 and 2013:

	Three Months March 31,
(in thousands)	2014	2013	$ Change	% Change
Auto	$96	$79	$17	22%
Commissions	101	191	(90)	(47%)
Compensation and benefits	129	110	19	17%
Other selling and marketing	58	93	(35)	(38%)
Total selling and marketing expenses	$384	$473	$(89)	(19%)

We had total selling and marketing expenses of $384,000 for the three months ended March 31, 2014, compared to $473,000 for the three months ended March 31, 2013, a decrease of $89,000 or 19% from the prior period, which decrease was primarily due to decreased commissions, selling and marketing expenses (due mainly to our decreased revenues) offset by an increase in auto expense and compensation and benefits.

Depreciation and Amortization

Depreciation and amortization expense increased by $17,000 or 25%, to $84,000 for the three months ended March 31, 2014, compared to $67,000 for the three months ended March 31, 2013.  The increase was primarily due to the addition of shop equipment and automobiles.

Loss from Operations

We had a loss from operations of $461,000 for the three months ended March 31, 2014, compared a loss of $69,000 for the three months ended March 31, 2013, an increase of $392,000 or 568% from the prior period.

Other Income (expense)

We had other expense of $12,000 for the three months ended March 31, 2014, which included interest expense of $13,000 offset by $1,000 of other income, versus other income of $3,000 for the three months ended March 31, 2013, which represented $6,000 of other income offset by $3,000 of interest expense.

Net Loss

We had a net loss of $473,000 for the three months ended March 31, 2014, compared to net loss of $66,000 for the three months ended March 31, 2013, an increase in net loss of $407,000 or 617% from the prior period.  The increase in net loss was attributable to a decrease in total revenue and an increase in certain operating expenses, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Liquidity and Capital Resources

We had $1,844,000 of working capital as of March 31, 2014. We believe we are sufficiently capitalized to continue our growth and are in a position to develop financing alternatives that will enable us to take advantage of growth opportunities in the future.

As of March 31, 2014, we had total assets of $8,313,000, which included total current assets of $2,910,000, consisting of $1,121,000 of cash, $1,707,000 of accounts receivable, net, and $82,000 of other current assets; and long term assets including $2,924,000 of rental tools, net; $1,546,000 of property and equipment, net; and $933,000 of intangible assets, net.

We had total liabilities of $1,937,000 as of March 31, 2014, which included total current liabilities of $1,066,000, consisting of accounts payable of $591,000; accrued liabilities of $228,000; current portion of related party notes payable of $156,000, relating to amounts owed to Jerry Swinford in connection with the IP Agreement, described in note 4 to the financials included herein, and current portion of notes payable of $91,000, relating to the amount due on loans associated with equipment financing and building loan; and long term liabilities consisting of $52,000 of related party notes payable, net of current portion, relating to amounts owed to Jerry Swinford in connection with the IP Agreement, described in note 4 to the financials included herein, and $819,000 of notes payable, net of current portion relating to equipment financing and our building loan.

We had net cash provided by operating activities of $521,000 for the three months ended March 31, 2014, which consisted of non-cash items including $368,000 of depreciation and amortization, $51,000 of stock-option expense, $119,000 of increase in accrued liabilities, $259,000 of increase in accounts payable, $168,000 of decrease in accounts receivable, and $30,000 of decrease in other current assets offset by $473,000 of net loss.

We had $282,000 of net cash used in investing activities for the three months ended March 31, 2014, which included the purchase of $207,000 of rental tools and $127,000 of property and equipment; offset by $42,000 in proceeds from the sale of lost tools and $10,000 from the disposal of equipment.  Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations.

We had $20,000 of net cash used in financing activities for the three months ended March 31, 2014, which included $51,000 of proceeds from notes payable related to vehicles, offset by $39,000 of payments on related party notes payable, relating to amounts paid to Jerry Swinford in connection with the IP Agreement, described in note 4 to the financials included herein and $32,000 of payments on notes payable.

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

Our immediate plans are to continue our growth by meeting expected demand for our rental tool products in our current geographic markets and further expanding into international markets similar to what we accomplished in Canada during 2012 and 2013. We plan to supplement our cash flow with typical bank debt or similar financing which will enable us to meet larger demand on bigger projects, enter new markets and improve our network for servicing our customers.

Moving forward, we anticipate increased spending on research and development activities, which we believe will be required to provide technological advancement to our coiled tubing technologies and workover product lines. We are currently working on a new generation of coil tubing tools to aid in and facilitate horizontal drilling. We expect the market for new applications of coiled tubing to continue to expand our operations throughout the remainder of fiscal 2014, especially in the horizontal drilling and workover applications.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 31, 2014, and investors are encouraged to review such risk factors, prior to making an investment in the Company.

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

Dated: May 13, 2014

By: /s/ Richard R. Royall

Richard R. Royall

Chief Financial Officer (Principal Financial/Accounting Officer)

Dated: May 13, 2014

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

