Form 10-Q
period 2014-06-30
COIL TUBING TECHNOLOGY, INC.
filed 2014-08-01
CIK 1084463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shortened period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

The number of shares outstanding of the registrant's $0.001 par value common stock on August 1, 2014 is 15,651,827 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2014 and December 31, 2013

($ in thousands except share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$1,128	$902
Accounts receivable, net	1,827	1,875
Other current assets	69	112
Total Current Assets	3,024	2,889

Rental tools, net	2,828	3,034
Property and equipment, net	1,474	1,500
Intangible assets, net	913	953
Total Assets	$8,239	$8,376

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$616	$332
Accrued liabilities	247	109
Note payable-related party, current portion	156	156
Notes payable, current portion	89	91
Total Current Liabilities	1,108	688

Long-Term Liabilities:
Note payable-related party, net of current portion	13	91
Notes payable, net of current portion	799	799
Total Liabilities	1,920	1,578

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized
Series A Preferred Stock, $.001 par value, 1,000,000 shares; authorized; 0 shares issued and outstanding
Series B Convertible Preferred Stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding	1	1
Common Stock, $.001 par value, 200,000,000 shares authorized; 15,651,827 shares issued and outstanding at June 30, 2014 and December 31, 2013	16	16
Additional paid-in capital	9,943	9,841
Accumulated deficit	(3,641)	(3,060)
Total Stockholders' Equity	6,319	6,798

Total Liabilities and Stockholders' Equity	$8,239	$8,376

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and 2013

($ in thousands except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Rental revenue	$1,333	$1,411	$2,582	$3,192
Product revenue	312	9	331	53
Total revenue	1,645	1,420	2,913	3,245

Cost of revenue:
Compensation and benefits	263	211	476	445
Material, supplies and support service	287	221	498	511
Facilities and support expenses	49	72	90	134
Depreciation of rental tools	288	273	573	541
Total cost of revenue	887	777	1,637	1,631

Gross profit	758	643	1,276	1,614

Operating (Income) Expenses:
Compensation and benefits	165	211	377	480
Selling and marketing	378	377	762	851
General and administrative	224	152	524	380
Depreciation and amortization	86	70	169	136
(Gain) loss on sale of fixed assets	–	2	(1)	3
Total operating expenses	853	812	1,831	1,850

Loss from operations	(95)	(169)	(555)	(236)

Other income (expense):
Other income	–	–	1	5
Interest expense	(13)	(4)	(27)	(8)
Total other income (expense )	(13)	(4)	(26)	(3)

Net loss	$(108)	$(173)	$(581)	$(239)

Net loss per common share :
Basic and diluted loss	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	15,651,827	15,651,827	15,651,827	15,651,827

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

($ per thousands)

(Unaudited)

	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(581)	$(239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	102	228
Depreciation and amortization	742	677
(Gain) loss on sale of fixed assets	(1)	3
Changes in:
Accounts receivable	47	(110)
Other current assets	44	(16)
Accounts payable	284	58
Accrued liabilities	138	2
Net cash provided by operating activities	775	603

Cash Flows From Investing Activities:
Purchase of rental tools	(463)	(319)
Proceeds from sale of lost tools	104	113
Purchase of machinery and equipment	(120)	(193)
Proceeds from sale of fixed assets	10	–
Net cash used in investing activities	(469)	(399)

Cash Flows From Financing Activities:
Proceeds from notes payable	53	74
Payments on notes payable	(55)	–
Payments on related party notes payable	(78)	(78)
Net cash used in financing activities	(80)	(4)

Net increase (decrease) in cash	226	200
Cash at beginning of period	902	1,153
Cash at end of period	$1,128	$1,353

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$27	$8
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

NOTE 2 – RENTAL TOOLS, NET

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of five years and are presented in the accompanying financial statements, net of accumulated depreciation of $3,737,000 and $3,172,000 as of June 30, 2014 and December 31, 2013, respectively. For the six months ended June 30, 2014 and 2013, depreciation expense of $573,000, and $541,000, respectively, was included in the cost of revenue.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

As of June 30, 2014 and December 31, 2013, accounts receivable, net consists of the following (in thousands):

	2014	2013
Accounts receivable	$1,932	$1,980
Allowance for doubtful accounts	(105)	(105)
Accounts receivable, net	$1,827	$1,875

NOTE 4 – NOTES PAYABLE

Notes payable as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	2014	2013
Notes payable	$888	$890
Note payable-related party	169	247
Total debt	1,057	1,137

Less current portion:
Note payable-related party	(156)	(156)
Notes payable	(89)	(91)
Long-term debt	$812	$890

Building Loan

Effective October 25, 2013, the Company purchased a 6,000 square foot office/warehouse building and associated land located at 22305 Gosling Road, Spring, Texas 77389. The purchase price was $884,508. The Company obtained $649,000 of the purchase price by way of a loan from Independent Bank (formerly Bank of Houston), evidenced by a promissory note, which loan bears interest at 5% per annum for three years and the prime rate plus 1% thereafter (not to be less than 5%), and has a maturity date of October 25, 2018. Upon an event of default, the loan bears interest at the lesser of the rate of 5% above the then applicable interest rate of the note, and the greatest amount provided by law. Amortization payments based on a 20-year amortization schedule (initially $4,309 per month) are due on the loan until maturity (recalculated based on the then interest rate after the first three years of the loan). The amount due under the loan is secured by a Deed of Trust, Security Agreement and Financing Statement on the property purchased.

Vehicle Loans

The Company has entered into a number of loans for the purchase of vehicles used in its business. These vehicles are primarily used by sales and delivery personnel. These installment loans are generally two to six-year loans at interest rates varying from 4.99% to 7.84% and are secured by the vehicles and a personal guarantee of a corporate officer.

Related Party Notes Payable

In November 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Agreement”) with Jerry Swinford, the Company’s then Chief Executive Officer and current Executive Vice President. Pursuant to the IP Agreement, the Company agreed to purchase the patents and pending patents owned and held by Mr. Swinford for $25,000 cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). The first note, in the amount of $475,000 was paid in full in January 2011. The second note in the amount of $700,000 is due on September 15, 2015, and is payable in equal monthly installments of $12,963. The notes are non-interest bearing.  The balance of the note at June 30, 2014 is $168,517. The Company also agreed to grant Mr. Swinford a security interest in all of the Company’s assets in connection with and to secure the repayment of the Swinford Notes and Coil Tubing Technology Holdings, Inc., the Company’s wholly-owned subsidiary (“Holdings”) also agreed, pursuant to a Guaranty Agreement, to guaranty the repayment of the Swinford Notes.

In connection with the IP Agreement, Mr. Swinford agreed to cancel 1,000,000 shares of the Company’s Series A Preferred Stock. As a result of this cancellation, there was a change of control whereby Herbert C. Pohlmann obtained voting control over the Company. Mr. Swinford has a first priority security interest over the patents until such time as the promissory notes are satisfied in full.

Future maturities of the notes payable are as follows:

2014	$245
2015	101
2016	83
2017	66
2018 and later	562
$1,057

NOTE 5 – STOCK OPTIONS

There were no options granted during the six months ended June 30, 2014.

The Company recognized total option expense of $102,000 and $228,000 for the six months ended June 30, 2014 and 2013, respectively.  The remaining amount of unamortized options expense at June 30, 2014 was $223,000. The intrinsic value of outstanding and exercisable options at June 30, 2014 was $-0-.

NOTE 6 – MAJOR CUSTOMERS

The Company had gross sales of $2,913,000 and $3,245,000 for the six months ended June 30, 2014 and 2013, respectively. The Company had two customers each representing approximately 10% of gross sales and two customers representing approximately 18% and 12% of total accounts receivable for the six months ended June 30, 2014. The Company had two customers that represented approximately 21% and 13% of gross sales and 48% and 14% of total accounts receivable for the six months ended June 30, 2013.

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

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit seeks monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or seeks a buyout of Mr. Cohen’s interest in the Company. The suit also seeks legal fees and pre-and-post judgment interest. The suit alleges “minority shareholder oppression” and “breach of fiduciary duty” in connection with the actions of Defendants, i.e., that Defendants have engaged in wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendants (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputes Mr. Cohen’s claims and the Company has engaged legal counsel in the matter and filed an answer to the complaint denying Cohen’s allegations.  The Company intends to vigorously defend the case against Cohen’s claims.  At this stage of the litigation, the Company believes the likelihood of material loss is remote. On January 27, 2014, the Company filed a counterclaim against Eric Cohen (plaintiff) requesting damages and attorneys’ fees incurred in this case.

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

Our Markets and Business Strategy

Our primary markets for our coil tubing products are oil and gas companies engaged in horizontal drilling activities located in the United States and Canada. We sell or rent our products to these oil and gas companies either directly or indirectly through oil service companies. Our revenues are generated by drilling and well services activities which are subject to drilling company budgets and the competitive bundling for our services by oil service companies. During fiscal 2013 and continuing throughout the first six months of 2014, oil and gas service companies, which are our clients, reduced their drilling and work-over operations in Canada, Pennsylvania and Louisiana which continues to have an overall negative impact on our rental revenues. Our total revenues for the six months ended June 30, 2014 were approximately $2,913,000 compared to $3,245,000 during the six months ended June 30, 2013, a decrease of $332,000. We expect our revenues in North America and Canada to continue to be impacted by, and to follow the trends in natural gas drilling activities for the remainder of 2014. As discussed below, we are in the process of advancing our technology and global participation in Mexico, South America and Asia to take advantage of the growing coil tubing demands.

Based on the current trends in world-wide drilling activities, we have implemented the following strategies:

•	We have entered into a Master Service agreement with a multinational oil and gas service company to integrate and update their coil tubing service capabilities;
•	We are expanding our product lines using new technology we have developed which has been field tested and approved for use by our customers; and
•	We have commenced sales of our coil tubing products to large integrated oil companies.

We believe increasing the availability of our proprietary product lines to our customers is critical to our profitability. Therefore, we will focus on initiatives to drive quarter over quarter sales growth for our existing and new products emphasizing:

•	Expedited delivery time, training and enhanced service at the customers’ sites;
•	Focusing on the higher margin coil tubing products to be integrated into our customers current and long-term demands;
•	Marketing our new product lines to our prospective international customers; and
•	Developing a sales division to market our generic tools.

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

Rental Tool Assets. Approximately 89% of the Company’s revenues are generated from the rental of its coil tubing products. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers’ cost.” Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental tools revenue for the Company. The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products and rental revenue, respectively.

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

Comparison of Results of Operations

Three and Six Months Ended June 30, 2014, Compared To Three and Six Months Ended June 30, 2013

The following tables set forth summarized consolidated financial information for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Total revenues	$1,645	$1,420	$225	16%
Cost of revenues	(887)	(777)	(110)	(14%)
Gross profit	758	643	115	18%
Gross profit as a percentage of total revenues	46%	45%		1%
Operating expenses	853	812	41	5%
Loss from operations	(95)	(169)	74	44%
Other income (expense)	(13)	(4)	(9)	225%
Net loss	$(108)	$(173)	$65	38%

For the three months ended June 30, 2014, the Company's business operations reflected an increase in sales. For the three months ended June 30, 2014, the Company's consolidated operations generated revenues of approximately $1,645,000 compared to revenues of $1,420,000 for the three months ended June 30, 2013. The $225,000 increase in total revenues is primarily attributable to an increase in sales of coil tubing products. We plan to continue to tailor our product offerings to address the current trends in the international drilling industry based on sales information provided by our largest customers with the goal of increasing our revenues moving forward. For the three months ended June 30, 2014, the Company had a gross profit as a percentage of sales of 46%, compared to 45% for the three months ended June 30, 2013. The $115,000 increase in gross profit for the three months ended June 30, 2014, compared to the prior period, is primarily attributed to increased revenue from the sale of coil tubing products.

The following tables set forth summarized consolidated financial information for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Total revenues	$2,913	$3,245	$(332)	(10%)
Cost of revenues	(1,637)	(1,631)	(6)	(0%)
Gross profit	1,276	1,614	(338)	(21%)
Gross profit as a percentage of total revenues	44%	50%		(6%)
Operating expenses	1,831	1,850	19	1%
Loss from operations	(555)	(236)	(319)	(135%)
Other income (expense)	(26)	(3)	(23)	(767%)
Net loss	$(581)	$(239)	$(342)	(143%)

For the six months ended June 30, 2014, the Company's business operations reflected a decrease in sales. For the six months ended June 30, 2014, the Company's consolidated operations generated revenues of approximately $2,913,000 compared to revenues of $3,245,000 for the quarter ended June 30, 2013. The $332,000 decrease in total revenues is primarily attributable to a decline in rental orders for coil tubing products and competitive pricing by larger service companies. We plan to continue to tailor our product offerings to address the current trends in the international drilling industry based on sales information provided by our largest customers with the goal of increasing our revenues moving forward. For the six months ended June 30, 2014, the Company had a gross profit as a percentage of sales of 44%, compared to 50% for the six months ended June 30, 2013. The $338,000 decrease in gross profit for the six months ended June 30, 2014, compared to the prior period, is primarily attributed to the slowdown in orders for our rental products by our largest customers.

Revenue Information

The following table sets forth summarized consolidated sales information for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Rentals	$1,333	$1,411	$(78)	(6%)
Products	312	9	303	3,367%
Total revenue	$1,645	$1,420	$225	16%

We had total revenues of approximately $1,645,000 for the three months ended June 30, 2014, compared to total revenues of $1,420,000 for the three months ended June 30, 2013, an increase in total revenues of $225,000 or 16% from the prior period.  Total revenues included $1,333,000 of rental revenue for the three months ended June 30, 2014, compared to $1,411,000 for the three months ended June 30, 2013, a decrease in rental revenue of $78,000 or 6% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies.  We believe that through joint pricing efforts with our partner service companies we will be able to expand our product sales and services to new customers in the United States, Mexico and Canada.

The following table sets forth summarized consolidated sales information for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Rentals	$2,582	$3,192	$(610)	$(19%)
Products	331	53	278	525%
Total revenue	$2,913	$3,245	$(332)	(10%)

We had total revenues of approximately $2,913,000 for the six months ended June 30, 2014, compared to total revenues of $3,245,000 for the six months ended June 30, 2013, a decrease in total revenues of $332,000 or 10% from the prior period.  Total revenues included $2,582,000 of rental revenue for the six months ended June 30, 2014, compared to $3,192,000 for the six months ended June 30, 2013, a decrease in rental revenue of $610,000 or 19% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies.  We believe that through joint pricing efforts with our partner service companies, that we will be able to expand our product sales and services to new customers in the United States, Mexico and Canada.

Cost of Revenue

The following table sets forth summarized cost of revenue information for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Depreciation of rental tools	$288	$273	$15	5%
Facilities and support expenses	49	72	(23)	(32%)
Compensation and benefits	263	211	52	25%
Material, supplies and support service	287	221	66	30%
Total cost of revenue	$887	$777	$110	14%

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $887,000 for the three months ended June 30, 2014, compared to a cost of approximately $777,000 for the three months ended June 30, 2013, an increase of $110,000 or 14% from the prior period. The main reasons for the increase were an increase in material, supplies and support service which was directly related to the increase in product sales revenue and an increase in compensation of machine shop staff for the three months ended June 30, 2014 compared to the prior year’s period.

The following table sets forth summarized cost of revenue information for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Depreciation of rental tools	$573	$541	$32	6%
Facilities and support expenses	90	134	(44)	(33%)
Compensation and benefits	476	445	31	7%
Material, supplies and support service	498	511	(13)	(3%)
Total cost of revenue	$1,637	$1,631	$6	(0%)

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $1,637,000 for the six months ended June 30, 2014, compared to a cost of approximately $1,631,000 for the six months ended June 30, 2013, an increase of $6,000 or less than 1% from the prior period. The main reasons for the decrease was a decrease in office rent and material, supplies and support service offset by an increase in compensation of machine shop staff and depreciation of rental tools.

Depreciation of Rental Tools

Depreciation expense (as a portion of cost of revenues) increased by $15,000 or 5%, to $288,000 for the three months ended June 30, 2014, compared to $273,000 for the three months ended June 30, 2013, which increase was mainly due to an increase in the depreciable asset base in 2014 versus 2013.

Depreciation expense (as a portion of cost of revenues) increased by $32,000 or 6%, to $573,000 for the six months ended June 30, 2014, compared to $541,000 for the three months ended June 30, 2013, which increase was mainly due to an increase in the depreciable asset base in 2014 versus 2013.

Gross Profit

We had gross profit of $758,000 for the three months ended June 30, 2014, compared to gross profit of $643,000 for the three months ended June 30, 2013, an increase in gross profit of $115,000 or 18% from the prior period. Our gross profit was 46% of revenue for the three months ended June 30, 2014, compared to 45% for the three months ended June 30, 2013.

We had gross profit of $1,276,000 for the six months ended June 30, 2014, compared to gross profit of $1,614,000 for the six months ended June 30, 2013, a decrease in gross profit of $338,000 or 21% from the prior period. Our gross profit was 44% of revenue for the six months ended June 30, 2014, compared to 50% for the six months ended June 30, 2013.

General Operating Expenses

The following table sets forth summarized operating expense information for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Depreciation and amortization	$86	$70	$16	23%
Compensation and benefits	165	211	(46)	(22%)
General and administrative - Professional services	203	90	113	126%
General and administrative expenses - Other	21	62	(41)	(66%)
Total general operating expenses	$475	$433	$42	10%

We had total general operating expenses of $475,000 for the three months ended June 30, 2014, compared to total general operating expenses of $433,000 for the three months ended June 30, 2013, an increase in operating expenses of $42,000 or 10% from the prior period. The increase in general operating expenses was primarily related to an increase in professional service fees related to the 2013 year-end audit and legal fees related to our ongoing lawsuit (see also Part II - Item 1).

The following table sets forth summarized operating expense information for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Depreciation and amortization	$169	$136	$33	24%
Compensation and benefits	377	480	(103)	(21%)
General and administrative - Professional services	409	246	163	66%
General and administrative expenses - Other	115	134	(19)	(14%)
Total general operating expenses	$1,070	$996	$74	7%

We had total general operating expenses of $1,070,000 for the six months ended June 30, 2014, compared to total general operating expenses of $996,000 for the six months ended June 30, 2013, an increase in operating expenses of $74,000 or 7% from the prior period. The increase in general operating expenses was primarily related to an increase in professional service fees related to the accounting and legal fees related to our ongoing lawsuit (see also Part II - Item 1).

Selling and Marketing

The following table sets forth summarized selling and marketing expense information for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Auto	$107	$81	$26	32%
Commissions	121	148	(27)	(18%)
Compensation and benefits	99	101	(2)	(2%)
Other selling and marketing	51	47	4	9%
Total selling and marketing expenses	$378	$377	$1	0%

We had total selling and marketing expenses of $378,000 for the three months ended June 30, 2014, compared to $377,000 for the three months ended June 30, 2013, an increase of $1,000 or less than 1% from the prior period, which increase was primarily due to decreased commissions offset by an increase in auto repair and maintenance expenses.

The following table sets forth summarized selling and marketing expense information for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013	$ Change	% Change
Auto	$203	$161	$42	26%
Commissions	223	338	(115)	(34%)
Compensation and benefits	227	211	16	8%
Other selling and marketing	109	141	(32)	(23%)
Total selling and marketing expenses	$762	$851	$(89)	(10%)

We had total selling and marketing expenses of $762,000 for the six months ended June 30, 2014, compared to $851,000 for the six months ended June 30, 2013, a decrease of $89,000 or 10% from the prior period, which decrease was primarily due to decreased commissions, selling and marketing expenses (due mainly to our decreased revenues) offset by an increase in auto repair and maintenance expense and compensation benefits.

Depreciation and Amortization

Depreciation and amortization expense increased by $16,000 or 23%, to $86,000 for the three months ended June 30, 2014, compared to $70,000 for the three months ended June 30, 2013. The increase was primarily due to the addition of shop equipment and automobiles.

Total depreciation and amortization expense increased by $33,000 or 24%, to $169,000 for the six months ended June 30, 2014, compared to $136,000 for the six months ended June 30, 2013. The increase was primarily due to the addition of shop equipment and automobiles.

Loss from Operations

We had a loss from operations of $95,000 for the three months ended June 30, 2014, compared to a loss from operations of $169,000 for the three months ended June 30, 2013, a decrease of $74,000 or 44% from the prior period.

We had a loss from operations of $555,000 for the six months ended June 30, 2014, compared to a loss from operations of $236,000 for the six months ended June 30, 2013, an increase of $319,000 or 135% from the prior period.

Other Income (expense)

We had other expense of $13,000 for the three months ended June 30, 2014, which represented interest expense of $13,000 versus other expense of $4,000 for the three months ended June 30, 2013, which represented $4,000 of interest expense. The increase in interest expense was directly attributable to the new building debt.

We had other expense of $26,000 for the six months ended June 30, 2014, which included interest expense of $27,000 offset by $1,000 of other income, versus other expense of $3,000 for the six months ended June 30, 2013, which represented $5,000 of other income offset by $8,000 of interest expense. The increase in interest expense was directly attributable to the new building debt.

Net Loss

We had a net loss of $108,000 for the three months ended June 30, 2014, compared to a net loss of $173,000 for the three months ended June 30, 2013, a decrease in net loss of $65,000 or 38% from the prior period.  The decrease in net loss was attributable to the increase in total revenue offset by an increase in certain operating expenses, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

We had a net loss of $581,000 for the six months ended June 30, 2014, compared to a net loss of $239,000 for the six months ended June 30, 2013, an increase in net loss of $342,000 or 143% from the prior period.  The increase in net loss was attributable to a decrease in total revenue and an increase in certain operating expenses, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Liquidity and Capital Resources

We had $1,916,000 of working capital as of June 30, 2014. We believe we are sufficiently capitalized to continue our growth and are in a position to develop financing alternatives that will enable us to take advantage of growth opportunities in the future.

As of June 30, 2014, we had total assets of $8,239,000, which included total current assets of $3,024,000, consisting of $1,128,000 of cash, $1,827,000 of accounts receivable, net, and $69,000 of other current assets; and long term assets including $2,828,000 of rental tools, net; $1,474,000 of property and equipment, net; and $913,000 of intangible assets, net.

We had total liabilities of $1,920,000 as of June 30, 2014, which included total current liabilities of $1,108,000, consisting of accounts payable of $616,000; accrued liabilities of $247,000; current portion of related party notes payable of $156,000, relating to amounts owed to Jerry Swinford in connection with the IP Agreement, described in Note 4 to the financials included herein, and current portion of notes payable of $89,000, relating to the amount due on loans associated with equipment financing and building loan; and long term liabilities consisting of $13,000 of related party notes payable, net of current portion, relating to amounts owed to Jerry Swinford in connection with the IP Agreement, described in Note 4 to the financials included herein, and $799,000 of notes payable, net of current portion relating to equipment financing and our building loan.

We had net cash provided by operating activities of $775,000 for the six months ended June 30, 2014, which consisted of non-cash items including $742,000 of depreciation and amortization, $102,000 of stock-option expense, $138,000 of increase in accrued liabilities, $284,000 of increase in accounts payable, $47,000 of decrease in accounts receivable, and $44,000 of decrease in other current assets offset by $581,000 of net loss.

We had $469,000 of net cash used in investing activities for the six months ended June 30, 2014, which included the purchase of $463,000 of rental tools and $120,000 of machinery and equipment; offset by $104,000 from proceeds from the sale of lost tools and $10,000 from proceeds from the sale of fixed assets.  Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations.

We had $80,000 of net cash used in financing activities for the six months ended June 30, 2014, which included $49,000 of proceeds from notes payable related to vehicles, offset by $78,000 of payments on related party notes payable, relating to amounts paid to Jerry Swinford in connection with the IP Agreement, described in Note 4 to the financials included herein and $51,000 of payments on notes payable.

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

Our immediate plans are to continue our growth by meeting expected demand for our coil tubing tool products in our current geographic markets and further expanding into international markets similar to what we accomplished in Canada during 2012 and 2013. We plan to supplement our cash flow with typical bank debt or similar financing which will enable us to meet larger demand on bigger projects, enter new markets and improve our network for servicing our customers.

Moving forward, we plan to increase spending on research and development activities, which we believe will be required to provide technological advancement to our coiled tubing technologies and workover product lines. We are currently working on a new generation of generic and proprietary coil tubing tools to aid in and facilitate horizontal drilling. We expect the market for new applications of coiled tubing to continue to expand throughout the remainder of fiscal 2014, especially in the horizontal drilling and workover applications.

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

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit seeks monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or seeks a buyout of Mr. Cohen’s interest in the Company. The suit also seeks legal fees and pre-and-post judgment interest. The suit alleges “minority shareholder oppression” and “breach of fiduciary duty” in connection with the actions of Defendants, i.e., that Defendants have engaged in wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendants (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputes Mr. Cohen’s claims and the Company has engaged legal counsel in the matter and filed an answer to the complaint denying Cohen’s allegations.  The Company intends to vigorously defend the case against Cohen’s claims.  At this stage of the litigation, the Company believes the likelihood of material loss is remote. On January 27, 2014, the Company filed a counterclaim against Eric Cohen (plaintiff) requesting damages and attorneys’ fees incurred in this case.

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

Dated: August 1, 2014

By: /s/ Richard R. Royall

Richard R. Royall

Chief Financial Officer (Principal Financial/Accounting Officer)

Dated: August 1, 2014

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

