Form 10-Q
period 2014-09-30
COIL TUBING TECHNOLOGY, INC.
filed 2014-11-10
CIK 1084463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant's $0.001 par value common stock on November 10, 2014 is 15,651,827 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2014 and December 31, 2013

($ in thousands except share data)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$1,086	$902
Accounts receivable, net	2,333	1,875
Other current assets	41	112
Total Current Assets	3,460	2,889

Rental tools, net	2,544	3,034
Property and equipment, net	1,505	1,500
Intangible assets, net	893	953
Total Assets	$8,402	$8,376

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$429	$332
Accrued liabilities	287	109
Note payable-related party, current portion	130	156
Notes payable, current portion	91	91
Total Current Liabilities	937	688

Long-Term Liabilities:
Note payable-related party, net of current portion	–	91
Notes payable, net of current portion	839	799
Total Liabilities	1,776	1,578

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized
Series A Preferred Stock, $.001 par value, 1,000,000 shares designated; 0 shares issued and outstanding	–	–
Series B Convertible Preferred Stock, $.001 par value, 0 and 1,000,000 shares designated at September 30, 2014 and December 31, 2013, and 0 and 1,000,000 shares issued and outstanding, at September 30, 2014 and December 31, 2013	–	1
Common Stock, $.001 par value, 200,000,000 shares authorized; 15,651,827 shares issued and outstanding at September 30, 2014 and December 31, 2013	16	16
Additional paid-in capital	9,995	9,841
Accumulated deficit	(3,385)	(3,060)
Total Stockholders' Equity	6,626	6,798

Total Liabilities and Stockholders' Equity	$8,402	$8,376

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and 2013

($ in thousands except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Rental revenue	$1,407	$1,566	$3,981	$4,758
Product revenue	753	44	1,092	97
Total revenue	2,160	1,610	5,073	4,855

Cost of revenue:
Compensation and benefits	254	221	730	666
Material, supplies and support service	378	278	877	789
Facilities and support expenses	48	63	138	197
Depreciation of rental tools	302	278	874	819
Total cost of revenue	982	840	2,619	2,471

Gross profit	1,178	770	2,454	2,384

Operating (Income) Expenses:
Compensation and benefits	206	202	581	682
Selling and marketing	333	395	1,095	1,246
General and administrative	311	264	837	644
Depreciation and amortization	85	71	254	208
(Gain) loss on sale of fixed assets	(26)	11	(27)	15
Total operating expenses	909	943	2,740	2,795

Income (loss) from operations	269	(173)	(286)	(411)

Other income (expense):
Other income	–	–	1	6
Interest expense	(13)	(5)	(39)	(13)
Total other income (expense )	(13)	(5)	(38)	(7)

Net income (loss)	$256	$(178)	$(324)	$(418)

Net income (loss) per common share :
Basic and diluted income (loss)	$0.02	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	15,651,827	15,651,827	15,651,827	15,651,827

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

($ per thousands)

(Unaudited)

	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(324)	$(418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	153	344
Depreciation and amortization	1,128	1,027
(Gain) loss on sale of fixed assets	(27)	15
Bad debt expense	–	1
Changes in:
Accounts receivable	(458)	(478)
Other current assets	71	(6)
Accounts payable	96	(58)
Accrued liabilities	178	43
Net cash provided by operating activities	817	470

Cash Flows From Investing Activities:
Purchase of rental tools	(525)	(344)
Proceeds from sale of lost tools	156	144
Purchase of machinery and equipment	(246)	(280)
Proceeds from sale of fixed assets	59	–
Net cash used in investing activities	(556)	(480)

Cash Flows From Financing Activities:
Proceeds from notes payable	110	57
Payments on notes payable	(70)	–
Payments on related party notes payable	(117)	(117)
Net cash used in financing activities	(77)	(60)

Net increase (decrease) in cash	184	(70)
Cash at beginning of period	902	1,153
Cash at end of period	$1,086	$1,083

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$27	$13
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

NOTE 2 – RENTAL TOOLS, NET

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of five years and are presented in the accompanying financial statements, net of accumulated depreciation of $4,031,000 and $3,172,000 as of September 30, 2014 and December 31, 2013, respectively. For the nine months ended September 30, 2014 and 2013, depreciation expense of $874,000, and $819,000, respectively, was included in the cost of revenue.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

As of September 30, 2014 and December 31, 2013, accounts receivable, net consists of the following (in thousands):

	2014	2013
Accounts receivable	$2,438	$1,980
Allowance for doubtful accounts	(105)	(105)
Accounts receivable, net	$2,333	$1,875

NOTE 4 – NOTES PAYABLE

Notes payable as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	2014	2013
Notes payable	$930	$890
Note payable-related party	130	247
Total debt	1,060	1,137

Less current portion:
Note payable-related party	(130)	(156)
Notes payable	(91)	(91)
Long-term debt	$839	$890

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

Related Party Notes Payable

In November 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Agreement”) with Jerry Swinford, the Company’s then Chief Executive Officer and current Executive Vice President. Pursuant to the IP Agreement, the Company agreed to purchase the patents and pending patents owned and held by Mr. Swinford for $25,000 cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). The first note, in the amount of $475,000 was paid in full in January 2011. The second note in the amount of $700,000 is due on September 15, 2015, and is payable in equal monthly installments of $12,963. The notes are non-interest bearing. The balance of the note at September 30, 2014 is $129,628. The Company also agreed to grant Mr. Swinford a security interest in all of the Company’s assets in connection with and to secure the repayment of the Swinford Notes and Coil Tubing Technology Holdings, Inc., the Company’s wholly-owned subsidiary (“Holdings”) also agreed, pursuant to a Guaranty Agreement, to guaranty the repayment of the Swinford Notes.

In connection with the IP Agreement, Mr. Swinford agreed to cancel 1,000,000 shares of the Company’s Series A Preferred Stock. As a result of this cancellation, there was a change of control whereby Herbert C. Pohlmann obtained voting control over the Company. Mr. Swinford has a first priority security interest over the patents until such time as the promissory notes are satisfied in full.

Future maturities of the notes payable are as follows (in thousands):

2014	$221
2015	94
2016	92
2017	80
2018 and later	573
$1,060

NOTE 5 – PREFERRED STOCK

Grifco International Inc. (“Grifco”) was the sole holder of the Company’s 1,000,000 outstanding shares of Series B Convertible Preferred Stock (the “Preferred Stock”). The Preferred Stock provided Grifco the right to convert such Preferred Stock shares into common stock of the Company (on a 0.066-for-1 basis), after Grifco exercised its option to purchase 1,000,000 shares of the Company’s Series A Preferred Stock for $100 (the “Option”). Such Option was exercisable subject to the occurrence of certain events and expired unexercised pursuant to its terms on November 30, 2012. As a result of the expiration of the Option, the Preferred Stock no longer had any rights or privileges. The Company filed a Certificate of Withdrawal of Certificate of Designation for the Preferred Stock with the Secretary of State of Nevada on August 18, 2014. As such, effective August 18, 2014, the Company no longer has any Series B Preferred Stock designated.

NOTE 6 – STOCK OPTIONS

There were no options granted during the nine months ended September 30, 2014.

The Company recognized total option expense of $153,000 and $344,000 for the nine months ended September 30, 2014 and 2013, respectively. The remaining amount of unamortized options expense at September 30, 2014 was $171,000. The intrinsic value of outstanding and exercisable options at September 30, 2014 was $-0-.

NOTE 7 – MAJOR CUSTOMERS

The Company had gross sales of $5,073,000 and $4,855,000 for the nine months ended September 30, 2014 and 2013, respectively. The Company had one customer representing approximately 10% of gross sales and two customers representing approximately 22% and 14% of total accounts receivable for the nine months ended September 30, 2014. The Company had two customers that represented approximately 19% and 15% of gross sales and 39% and 17% of total accounts receivable for the nine months ended September 30, 2013.

NOTE 8 – INCOME TAXES

For the nine months ended September 30, 2014, the Company’s net loss was $324,000 and, accordingly, no income tax is due even though the Company had net income for the three months ended September 30, 2014 which would have resulted in income tax being due if not for such income tax being offset by the cumulative losses.

NOTE 9 – CONTINGENCIES

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

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit seeks monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or seeks a buyout of Mr. Cohen’s interest in the Company. The suit also seeks legal fees and pre-and-post judgment interest. The suit alleges “minority shareholder oppression” and “breach of fiduciary duty” in connection with the actions of Defendants, i.e., that Defendants have engaged in wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendants (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputes Mr. Cohen’s claims and the Company has engaged legal counsel in the matter and filed an answer to the complaint denying Cohen’s allegations. The Company intends to vigorously defend the case against Cohen’s claims.  At this stage of the litigation, the Company believes the likelihood of material loss is remote. On January 27, 2014, the Company filed a counterclaim against Eric Cohen (plaintiff) requesting damages and attorneys’ fees incurred in this case. As of the date of this report, Mr. Cohen and the Defendants have agreed in principal on the terms of a settlement and are negotiating a settlement agreement pursuant to which each side will dismiss their claims and the lawsuit will be dismissed with prejudice. The Company hopes to enter into such settlement shortly after the filing of this report.

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

Our Markets and Business Strategy

Our primary markets for our coil tubing products are oil and gas companies engaged in horizontal drilling activities located in the United States, Mexico and Canada. We sell or rent our products to these oil and gas companies either directly or indirectly through oil service companies. Our revenues are generated by drilling and well services activities which are subject to drilling company budgets and the competitive bundling for our services by oil service companies. During fiscal 2013 and continuing throughout the first nine months of 2014, oil and gas service companies, which are our clients, reduced their drilling and work-over operations in Canada, Pennsylvania and Louisiana which continues to have an overall negative impact on our rental revenues. Our total revenues for the nine months ended September 30, 2014 were approximately $5,073,000 compared to $4,855,000 during the nine months ended September 30, 2013, an increase of $218,000. We expect our revenues in North America and Canada to continue to be impacted by, and to follow the trends in natural gas drilling activities for the remainder of 2014. As discussed below, we are in the process of advancing our technology and global participation in Mexico, South America and Asia to take advantage of the growing coil tubing demands.

Based on the current trends in world-wide drilling activities, we have implemented the following strategies:

•	We will continue to enter into Master Service agreements with multinational oil and gas service companies to integrate and update their coil tubing service capabilities throughout the world;

•	We have expanded our product lines with new proprietary tools as well as generic tools;

•	We have commenced sales of our coil tubing products to large integrated oil companies to support their drilling activities in the Gulf of Mexico, Mexico and South America; and
8

•	We have expanded our engineering staff and international sales staff to meet the demand for our tools in Mexico and South America.

We believe increasing the availability of our proprietary product lines to our customers is critical to our profitability. Therefore, we will focus on initiatives to drive quarter over quarter sales growth for our existing and new products emphasizing:

•	Quality proprietary coil tubing tools and service both domestically and internationally;
•	Expedited delivery time, training and backup inventory at the customers’ sites;

•	Focusing on the higher margin coil tubing products to be integrated into our customers’ current and long-term demands with options to either purchase or rent on a daily basis;

•	Targeting the specific tool needs for each customer through on-site marketing our new product lines; and

•	Integrating new generic tools sales to our existing customers.

Critical Accounting Policies

Revenue Recognition. The Company's revenue is generated primarily from the rental and sales of its tools used for oilfield services primarily in Texas, Louisiana and Pennsylvania in the U.S. and in Mexico and Canada. Rental income is recognized over the rental periods, which are generally from one to thirty days. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the sale occurs and the realization of collectability is reasonably assured. These estimates are based on historical amounts and adjusted periodically based on changes in facts and circumstances when the changes become known to the Company. The Company also recognizes rental revenue for the full sales price of any tools which are lost and/or damaged in use (and billed to the customer) and recognizes the net carrying cost of such tool (“manufacturers’ cost” less depreciation) as cost of product and rental revenue.

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

Rental Tool Assets. Approximately 79% of the Company’s revenues are generated from the rental of its coil tubing products. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers’ cost.” Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental tools revenue for the Company. The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products and rental revenue, respectively.

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

Comparison of Results of Operations

Three and Nine Months Ended September 30, 2014, Compared To Three and Nine Months Ended September 30, 2013

The following tables set forth summarized consolidated financial information for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Total revenues	$2,160	$1,610	$550	34%
Cost of revenues	(982)	(840)	142	17%
Gross profit	1,178	770	408	53%
Gross profit as a percentage of total revenues	55%	48%		7%
Operating expenses	909	943	(34)	(4%)
Income (loss) from operations	269	(173)	442	255%
Other income (expense)	(13)	(5)	(8)	(160%)
Net income (loss)	$256	$(178)	$434	244%

For the three months ended September 30, 2014, the Company's business operations reflected an increase in sales. For the three months ended September 30, 2014, the Company's consolidated operations generated revenues of approximately $2,160,000 compared to revenues of $1,610,000 for the three months ended September 30, 2013. The $550,000 increase in total revenues is primarily attributable to an increase in sales of coil tubing products for Mexico service providers. We plan to continue to tailor our product offerings to address the current trends in the international drilling industry based on sales information provided by our largest customers with the goal of increasing our revenues moving forward. For the three months ended September 30, 2014, the Company had a gross profit as a percentage of sales of 55%, compared to 48% for the three months ended September 30, 2013. The $408,000 increase in gross profit for the three months ended September 30, 2014, compared to the prior period, is attributed to increased revenue from the sale of coil tubing products.

The following tables set forth summarized consolidated financial information for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Total revenues	$5,073	$4,855	$218	4%
Cost of revenues	(2,619)	(2,471)	148	6%
Gross profit	2,454	2,384	70	3%
Gross profit as a percentage of total revenues	48%	49%		(1%)
Operating expenses	2,740	2,795	(55)	(2%)
Loss from operations	(286)	(411)	125	30%
Other income (expense)	(38)	(7)	(31)	(443%)
Net loss	$(324)	$(418)	$94	22%

For the nine months ended September 30, 2014, the Company's business operations reflected an increase in sales. For the nine months ended September 30, 2014, the Company's consolidated operations generated revenues of approximately $5,073,000 compared to revenues of $4,855,000 for the nine months ended September 30, 2013. The $218,000 increase in total revenues is attributable to increased revenue from the sale of coil tubing products. We plan to continue to tailor our product offerings to address the current trends in the international drilling industry based on sales information provided by our largest customers with the goal of increasing our revenues moving forward. For the nine months ended September 30, 2014, the Company had a gross profit as a percentage of sales of 48%, compared to 49% for the nine months ended September 30, 2013. The $70,000 increase in gross profit for the nine months ended September 30, 2014, compared to the prior period, is attributed to increased revenue from the sale of coil tubing products.

Revenue Information

The following table sets forth summarized consolidated sales information for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Rentals	$1,407	$1,566	$(159)	(10%)
Products	753	44	709	1,611%
Total revenue	$2,160	$1,610	$550	34%

We had total revenues of approximately $2,160,000 for the three months ended September 30, 2014, compared to total revenues of $1,610,000 for the three months ended September 30, 2013, an increase in total revenues of $550,000 or 34% from the prior period. Total revenues included $1,407,000 of rental revenue for the three months ended September 30, 2014, compared to $1,566,000 for the three months ended September 30, 2013, a decrease in rental revenue of $159,000 or 10% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies. Revenues from product sales for the three months ended September 30, 2014 were $753,000 compared to $44,000 for the three months ended September 30, 2013, an increase in product revenue of $709,000 or 1,611% from the prior period. We believe that through joint pricing efforts with our partner service companies we will be able to expand our product sales and services to new customers in the United States, Mexico and Canada.

The following table sets forth summarized consolidated sales information for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Rentals	$3,981	$4,758	$(777)	(16%)
Products	1,092	97	995	1,026%
Total revenue	$5,073	$4,855	$218	4%

We had total revenues of approximately $5,073,000 for the nine months ended September 30, 2014, compared to total revenues of $4,855,000 for the nine months ended September 30, 2013, an increase in total revenues of $218,000 or 4% from the prior period. Total revenues included $3,981,000 of rental revenue for the nine months ended September 30, 2014, compared to $4,758,000 for the nine months ended September 30, 2013, a decrease in rental revenue of $777,000 or 16% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies. Revenues from product sales for the nine months ended September 30, 2014 were $1,092,000 compared to $97,000 for the nine months ended September 30, 2013, an increase in product revenue of $995,000 or 1,026% from the prior period. We believe that through joint pricing efforts with our partner service companies, that we will be able to expand our product sales and services to new customers in the United States, Mexico and Canada.

Cost of Revenue

The following table sets forth summarized cost of revenue information for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Depreciation of rental tools	$302	$278	$24	9%
Facilities and support expenses	48	63	(15)	(24%)
Compensation and benefits	254	221	33	15%
Material, supplies and support service	378	278	100	36%
Total cost of revenue	$982	$840	$142	17%

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $982,000 for the three months ended September 30, 2014, compared to a cost of approximately $840,000 for the three months ended September 30, 2013, an increase of $142,000 or 17% from the prior period. The main reasons for the increase were an increase in material, supplies and support service which was directly related to the increase in product sales revenue and an increase in compensation of machine shop staff for the three months ended September 30, 2014 compared to the prior year’s period.

The following table sets forth summarized cost of revenue information for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Depreciation of rental tools	$874	$819	$55	7%
Facilities and support expenses	138	197	(59)	(30%)
Compensation and benefits	730	666	64	10%
Material, supplies and support service	877	789	88	11%
Total cost of revenue	$2,619	$2,471	$148	6%

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $2,619,000 for the nine months ended September 30, 2014, compared to a cost of approximately $2,471,000 for the nine months ended September 30, 2013, an increase of $148,000 or 6% from the prior period. The main reasons for the increase were an increase in material, supplies and support service which was directly related to the increase in product sales revenue, an increase in compensation of machine shop staff and an increase in the depreciation of rental tools offset by a decrease in facilities and support expenses.

Depreciation of Rental Tools

Depreciation expense (as a portion of cost of revenues) increased by $24,000 or 9%, to $302,000 for the three months ended September 30, 2014, compared to $278,000 for the three months ended September 30, 2013, which increase was mainly due to an increase in the depreciable asset base in 2014 versus 2013.

Depreciation expense (as a portion of cost of revenues) increased by $55,000 or 7%, to $874,000 for the nine months ended September 30, 2014, compared to $819,000 for the nine months ended September 30, 2013, which increase was mainly due to an increase in the depreciable asset base in 2014 versus 2013.

Gross Profit

We had gross profit of $1,178,000 for the three months ended September 30, 2014, compared to gross profit of $770,000 for the three months ended September 30, 2013, an increase in gross profit of $408,000 or 53% from the prior period. Our gross profit was 55% of revenue for the three months ended September 30, 2014, compared to 48% for the three months ended September 30, 2013.

We had gross profit of $2,454,000 for the nine months ended September 30, 2014, compared to gross profit of $2,384,000 for the nine months ended September 30, 2013, an increase in gross profit of $70,000 or 3% from the prior period. Our gross profit was 48% of revenue for the nine months ended September 30, 2014, compared to 49% for the nine months ended September 30, 2013.

General Operating Expenses

The following table sets forth summarized general operating expense information for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Depreciation and amortization	$85	$71	$14	20%
Compensation and benefits	206	202	4	2%
General and administrative - Professional services	241	193	48	25%
General and administrative expenses - Other	70	71	(1)	(1%)
Total general operating expenses	$602	$537	$65	12%

We had total general operating expenses of $602,000 for the three months ended September 30, 2014, compared to total general operating expenses of $537,000 for the three months ended September 30, 2013, an increase in operating expenses of $65,000 or 12% from the prior period. The increase in general operating expenses was primarily related to an increase in professional service fees related to accounting, consulting and legal fees related to our lawsuit (see also Part II - Item 1).

The following table sets forth summarized operating expense information for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Depreciation and amortization	$254	$208	$46	22%
Compensation and benefits	581	682	(101)	(15%)
General and administrative - Professional services	643	440	203	46%
General and administrative expenses - Other	194	204	(10)	(5%)
Total general operating expenses	$1,672	$1,534	$138	9%

We had total general operating expenses of $1,672,000 for the nine months ended September 30, 2014, compared to total general operating expenses of $1,534,000 for the nine months ended September 30, 2013, an increase in operating expenses of $138,000 or 9% from the prior period. The increase in general operating expenses was primarily related to an increase in professional service fees related to accounting, consulting and legal fees related to our lawsuit (see also Part II - Item 1).

Selling and Marketing

The following table sets forth summarized selling and marketing expense information for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Auto	$80	$85	$(5)	(6%)
Commissions	122	152	(30)	(20%)
Compensation and benefits	87	97	(10)	(10%)
Other selling and marketing	44	61	(17)	(28%)
Total selling and marketing expenses	$333	$395	$(62)	(16%)

We had total selling and marketing expenses of $333,000 for the three months ended September 30, 2014, compared to $395,000 for the three months ended September 30, 2013, a decrease of $62,000 or 16% from the prior period, which decrease was primarily due to decreased commissions and a decrease in selling and marketing expenses.

The following table sets forth summarized selling and marketing expense information for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in thousands)	2014	2013	$ Change	% Change
Auto	$283	$246	$37	15%
Commissions	345	491	(146)	(30%)
Compensation and benefits	314	308	6	2%
Other selling and marketing	153	201	(48)	(24%)
Total selling and marketing expenses	$1,095	$1,246	$(151)	(12%)

We had total selling and marketing expenses of $1,095,000 for the nine months ended September 30, 2014, compared to $1,246,000 for the nine months ended September 30, 2013, a decrease of $151,000 or 12% from the prior period, which decrease was primarily due to decreased commissions and a decrease in selling and marketing expenses offset by an increase in auto repair and maintenance expense and compensation benefits.

Depreciation and Amortization

Depreciation and amortization expense increased by $14,000 or 20%, to $85,000 for the three months ended September 30, 2014, compared to $71,000 for the three months ended September 30, 2013. The increase was primarily due to the addition of shop equipment and automobiles.

Total depreciation and amortization expense increased by $46,000 or 22%, to $254,000 for the nine months ended September 30, 2014, compared to $208,000 for the nine months ended September 30, 2013. The increase was primarily due to the addition of shop equipment and automobiles.

Income (Loss) from Operations

We had income from operations of $269,000 for the three months ended September 30, 2014, compared to a loss from operations of $173,000 for the three months ended September 30, 2013, an increase of $442,000 or 255% from the prior period.

We had a loss from operations of $286,000 for the nine months ended September 30, 2014, compared to a loss from operations of $411,000 for the nine months ended September 30, 2013, a decrease of $125,000 or 30% from the prior period.

Other Income (expense)

We had other expense of $13,000 for the three months ended September 30, 2014, which represented interest expense of $13,000 versus other expense of $5,000 for the three months ended September 30, 2013, which represented $5,000 of interest expense. The increase in interest expense was directly attributable to the new building debt.

We had other expense of $38,000 for the nine months ended September 30, 2014, which included interest expense of $39,000 offset by $1,000 of other income, versus other expense of $7,000 for the nine months ended September 30, 2013, which represented $6,000 of other income offset by $13,000 of interest expense. The increase in interest expense was directly attributable to the new building debt.

Net Income (Loss)

We had net income of $256,000 for the three months ended September 30, 2014, compared to a net loss of $178,000 for the three months ended September 30, 2013, an increase in net income of $434,000 or 244% from the prior period. The increase in net income was attributable to the increase in total revenue and decrease in operating expenses, offset by an increase in cost of revenue for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

We had a net loss of $324,000 for the nine months ended September 30, 2014, compared to a net loss of $418,000 for the nine months ended September 30, 2013, a decrease in net loss of $94,000 or 22% from the prior period. The decrease in net loss was attributable to an increase in total revenue and a decrease in operating expenses, offset by an increase in cost of revenue for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Liquidity and Capital Resources

We had $2,523,000 of working capital as of September 30, 2014. We believe we are sufficiently capitalized to continue our growth and are in a position to develop financing alternatives that will enable us to take advantage of growth opportunities in the future.

As of September 30, 2014, we had total assets of $8,402,000, which included total current assets of $3,460,000, consisting of $1,086,000 of cash, $2,333,000 of accounts receivable, net, and $41,000 of other current assets; and long term assets including $2,544,000 of rental tools, net; $1,505,000 of property and equipment, net; and $893,000 of intangible assets, net.

We had total liabilities of $1,776,000 as of September 30, 2014, which included total current liabilities of $937,000, consisting of accounts payable of $429,000; accrued liabilities of $287,000; current portion of related party notes payable of $130,000, relating to amounts owed to Jerry Swinford in connection with the IP Agreement, described in Note 4 to the financials included herein, and current portion of notes payable of $91,000, relating to the amount due on loans associated with equipment financing and building loan; and long term liabilities consisting of $839,000 of notes payable, net of current portion relating to equipment financing and our building loan.

We had net cash provided by operating activities of $817,000 for the nine months ended September 30, 2014, which consisted of non-cash items including $1,128,000 of depreciation and amortization, $153,000 of stock-option expense, $71,000 of increase in other current assets, $178,000 of increase in accrued liabilities, and $96,000 of increase in accounts payable, offset by $458,000 of decrease in accounts receivable, and $324,000 of net loss.

We had $556,000 of net cash used in investing activities for the nine months ended September 30, 2014, which included the purchase of $525,000 of rental tools and $246,000 of machinery and equipment; offset by $156,000 from proceeds from the sale of lost tools and $59,000 from proceeds from the sale of fixed assets.  Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations.

We had $77,000 of net cash used in financing activities for the nine months ended September 30, 2014, which included $110,000 of proceeds from notes payable related to vehicles, offset by $117,000 of payments on related party notes payable, relating to amounts paid to Jerry Swinford in connection with the IP Agreement, described in Note 4 to the financials included herein and $70,000 of payments on notes payable.

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

Our immediate plans are to continue our growth by meeting expected demand for our coil tubing tool products in our current geographic markets and further expanding into international markets (including Mexico) similar to what we accomplished in Canada during 2012 and 2013. We plan to supplement our cash flow with typical bank debt or similar financing which will enable us to meet larger demand on bigger projects, enter new markets and improve our network for servicing our customers.

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

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit seeks monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or seeks a buyout of Mr. Cohen’s interest in the Company. The suit also seeks legal fees and pre-and-post judgment interest. The suit alleges “minority shareholder oppression” and “breach of fiduciary duty” in connection with the actions of Defendants, i.e., that Defendants have engaged in wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendants (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputes Mr. Cohen’s claims and the Company has engaged legal counsel in the matter and filed an answer to the complaint denying Cohen’s allegations.  The Company intends to vigorously defend the case against Cohen’s claims.  At this stage of the litigation, the Company believes the likelihood of material loss is remote. On January 27, 2014, the Company filed a counterclaim against Eric Cohen (plaintiff) requesting damages and attorneys’ fees incurred in this case. As of the date of this report, Mr. Cohen and the Defendants have agreed in principal on the terms of a settlement and are negotiating a settlement agreement pursuant to which each side will dismiss their claims and the lawsuit will be dismissed with prejudice. The Company hopes to enter into such settlement shortly after the filing of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective August 18, 2014, the Company file filed a Certificate of Withdrawal of Certificate of Designation for the Company’s Series B Preferred Stock (the “Series B Preferred Stock”) with the Secretary of State of Nevada, which became effective on the same date. Grifco International Inc. (“Grifco”) was the sole holder of the Company’s 1,000,000 outstanding shares of Series B Preferred Stock prior to such filing. The Series B Preferred Stock originally provided Grifco the right to convert such Series B Preferred Stock shares into common stock of the Company (on a 0.066-for-1 basis), after Grifco exercised its option to purchase 1,000,000 shares of the Company’s Series A Preferred Stock for $100 (the “Option”). Such Option was exercisable subject to the occurrence of certain events and expired unexercised pursuant to its terms on November 30, 2012. As a result of the expiration of the Option, the Series B Preferred Stock no longer had any rights or privileges. As a result of the filing, effective August 18, 2014, the Company no longer has any Series B Preferred Stock designated.

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

By: /s/ Jason Swinford

Jason Swinford

Chief Executive Officer (Principal Executive Officer) and Director

Dated: November 10, 2014

By: /s/ Richard R. Royall

Richard R. Royall

Chief Financial Officer (Principal Financial/Accounting Officer)

Dated: November 10, 2014

EXHIBIT INDEX

3.1*	Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock (August 18, 2014)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

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

