Form 10-K
period 2014-12-31
COIL TUBING TECHNOLOGY, INC.
filed 2015-03-30
CIK 1084463

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2014 was approximately $2,400,884 (based upon the closing price for shares of common stock as reported by the OTCQB market on that date).

The number of shares outstanding of the registrant's $0.001 par value common stock on March 30, 2015: 15,632,425 shares

i

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Annual Report on Form 10-K, may constitute forward-looking statements. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed elsewhere in the Coil Tubing Technology, Inc. ("Company" or "CTT") filings with the U.S. Securities and Exchange Commission ("SEC"). The statements contained in this document that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding our business. This Annual Report on Form 10-K includes forward-looking statements about our business including, but not limited to, the level of our expenditures and savings for various expense items and our liquidity in future periods. We may identify these statements by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "would" and other similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as may otherwise be required by law. Our actual results could differ materially from those anticipated in these forward-looking statements. References in this Form 10-K, unless another date is stated, are to December 31, 2014. As used herein, the “Company”, “CTT”, ”we”, “us”, “our” and words of similar meaning refer to Coil Tubing Technology, Inc. and its wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., which in turn has three wholly-owned subsidiaries, Total Downhole Solutions, Inc., Coil Tubing Technology, Inc. and Coil Tubing Technology Canada Inc. and Excel Inspection, LLC (a 51% owned limited liability company).

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

Our core products/tools are Jars, Rotating Tools, Jet Nozzles, Jet Hammers, Jet Motors, Accelerators and Oscillators. These tools are principally used in the drilling of oil and gas wells and the workover of existing wells. Total sales grew $723,000 for 2014 compared to 2013.

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

Logging and perforating - Well logging usually refers to downhole measurements made via instrumentation that is lowered into the well at the end of a wireline cable (the simplest way to lower equipment in and out of the well, usually just a long strand of very thin wire). These tasks are by default the realm of wireline because coiled tubing is rigid; it can be pushed into the well from the surface. This is an advantage over wireline, which is gravity dependent and depends on the weight of the tool string to be lowered into the well. For highly deviated and horizontal wells, gravity may be insufficient.

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

Product Sales and Rentals

We believe that we have identified a domestic and international market for a new, innovative and independent, full line, tool company and have pursued that business strategy. We offer a turnkey tool package containing a full line of standard tools and proprietary downhole tools or a single item tool rental or sale. Since the United States (“U.S.”) domestic market is currently by far the largest market for coiled tubing, we are focusing primarily on the domestic market, as well as an expanded presence in Mexico and Canada. We are also working to expand our distribution markets to include Latin America, Asia and Middle Eastern markets.

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

• The CTT “Oscillator”	The CTT Oscillator distributes fluid and pressure through coil tubing, up to a volume required by a customer’s hydraulic specifications inducing vibration of the pipe. Recently, we completed testing of our newest product, Ampli-Max, which improves the flow and significantly lengthens the horizontal capabilities of the drilling operations.

• The CTT “Ampli-Max”

The Ampli-Max is set up as a dual stage tool. The top end of the tool incorporates a dual acting valve mechanism that relieves a spring loaded triggering mechanism accelerating a piston to an internal stop, creating a high energy internal impact in a timed sequence with dual acting (up and down) impulses controlled by pressure and fluid (or gas) volumes. The energy generated in the top tool section is thus converted to lateral hertz frequency.

The bottom end of the Ampli-Max consists of an internal rotational motor with an eccentric counter weighted component that generates high revolutions per minute (rpm) and radial frequency based on pressure and gallons per minute (gpm) The CTT Ampli-Max is a unique tool that generates both lateral and radial hertz frequency that assists in the efficiency of extended reach drilling.

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

Market for Coiled Tubing

We believe that the U.S. domestic market, Mexico and Canada, which we are actively trying to expand our presence in are by far the largest and the most competitive markets for coil tubing technology, due to the older age of wells and the difficulty in keeping them profitable. Moreover, the U.S. is considered to be the breeding ground for new technology with a consequential large build-up of coiled tubing units and related companies keeping the rates competitive and therefore coiled tubing workovers more viable. We continue to focus our efforts primarily in the U.S., Mexico and Canada; however we are also working to expand our distribution markets to include South America, Asia and the Middle Eastern markets. During 2014 and continuing into 2015 we believe that our coil tubing rentals will follow the decline in oil and gas drilling activities that have been negatively impacted by lower oil and gas pricing. We are currently working with our larger service customers to provide new workover services during this downturn and sales of our products into their international operations.

Business Strategy

We have based our business strategy on the sales and rental of our product lines to oil companies; coiled tubing operators and well servicing companies.

There are four components to our strategic vision:

•	Increase year over year sales of existing proprietary products;
•	Continue to accelerate development of new proprietary products for the oil and gas industry;
•	Support the growth of our distribution stockpoints worldwide; and
•	Expand into other areas of drilling, such as conventional drilling tools.

In December 2014 we formed Excel Inspection, LLC, a tubular pipe and coil tubing inspection company, to service the oil and gas industry in the United States. The company provides inspection and certification services for all tubular pipes using black light, ultra sound and mag particle technology. We expect to market these services to our customers initially and then to other tubular companies. This service commenced operations in February 2015.

We believe increasing our proprietary products and inspection service lines are key to expanding sales. Therefore, we will focus on initiatives to drive sales growth for our existing products and inspection services, funding permitting, emphasizing:

—	Enhanced customer focus through a concerted sales and marketing effort in the future;
—	Increased investment in product lines; and
—	Development of new product and service lines.

Material Agreements

Distribution Agreement - The Company has a Distribution Agreement in place with Supreme Oilfield Services (“Supreme”) pursuant to which Supreme has agreed to distribute the Company’s products in the area south and west of Corpus Christi, Texas. The agreement was effective May 5, 2010, and renewable for successive one year terms thereafter until terminated by any party for any reason with ninety (90) days prior written notice. The Distribution Agreement, similar to other distribution agreements the Company has entered into in the past and which the Company may enter into in the future provides for the Company to train the employees of the distributor, provide product literature, expense reimbursements, and engineering and field support and that the parties will work together to jointly promote the products subject to such Distribution Agreement. Total rentals for products under this agreement were approximately $1,320,000 (19% of total revenue) and $2,056,000 (33% of total revenue) for the years ended December 31, 2014 and 2013, respectively.

Billing Process

We bill rental fees based on the use of rented tools by our customers. If a tool is on a jobsite but not being used for a downhole application we receive a standby fee for and if any tool is used downhole on any particular day we receive a much larger day rate for the use of these tools. We also bill our customers for the full cost of any tools which are lost and/or damaged in use and recognize the full cost of the tool as revenue after subtracting the net carrying cost of such tool. Additionally, we sell tools to our customers for their use and disposition.

Corporate Organization

We currently have one wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., a Nevada corporation, which in turn has three wholly-owned subsidiaries, Total Downhole Solutions, Inc. (“TDS”) and Coil Tubing Technology, Inc. (“CTT Texas”) both of which are Texas corporations, and Coil Tubing Technology Canada Inc., an Alberta, Canada corporation (“CTT Canada”). The majority of our tool rental operations are run through CTT Texas. TDS owns certain manufacturing equipment formerly used to produce tools used in the workover segment of the Company’s rental business, which generally require smaller tools than other coil tubing operations. TDS also stocks coil tubing tool parts which it sells directly to other service companies, making TDS a supply and sales arm for non-proprietary tools and equipment of the Company. CTT Canada opened a sales and service center in Alberta, Canada, and became operational in January 2012. We formed Excel Inspection, LLC (a 51% owned limited liability company organized in Texas) in December 2014 and commenced operations in February 2015. During 2014 we experienced a marginal increase of $71,000 in coil tubing activity in Canada; however, we still believe this is one of the largest markets for coil tubing products and technology and, accordingly we will continue to invest in facilities, equipment and tools in Canada.

Major Suppliers

We obtain materials which we use to produce our coil tubing technology from the following suppliers, however we do not have any agreements in place with such suppliers:

—	Industrial Bearing Services (IBS);
—	H.E. Halford Welding;
—	Inspection Oilfield Services (IOS); and
—	Triple J Coil Tubing Products, LLC.

Heuer Manufacturing, LLC.is our principal contract manufacturer of our patented products/tools. This manufacturer is located in Spring, Texas.

Major Customers

The Company had total revenues of approximately $6,866,000 and $6,143,000 during the years ended December 31, 2014 and 2013, respectively. The Company had two customers each representing approximately 9% of gross sales and two customers representing approximately 13% and 19% of total accounts receivable for the year ended December 31, 2014. The Company had two customers representing approximately 17% and 18% of gross sales and 15% and 37% of total accounts receivable for the year ended December 31, 2013.

The majority of our revenues have historically been due to a small number of repeat customers. However, our repeat customers are using our products in multiple geographic locations such as the Eagle Ford shale in South Texas, the Haynesville shale in Northwest Louisiana, the Marcellus shale in Pennsylvania, the Bakken shale in Alberta, Canada and Mexico. Each location is unique in its customer relations and purchasing and rental process. Generally, we maintain an inventory of our products/tools at the customer location. We do not currently have any material agreements in place with any of our customers (except as set forth above under “Material Agreements”, above). We bill our customers based on purchase orders (“POs”) which contain standard provisions, and allow our customers thirty (30) days from the PO date to pay for their tool rentals.

Patents, Trademarks and Licenses

Below is a summary of the Company’s trademark and patents, pending patents and related rights as of December 31, 2014, which Patents were acquired from Jerry Swinford, the Company’s Executive Vice President and Chairman pursuant to (a) the November 2010 IP Purchase Agreement and January 2012 IP Assignment Agreement (both described in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources”), provided that Mr. Swinford has a first priority security interest over the Patents until such time as the $1,175,000 promissory notes he was provided in connection with the IP Purchase Agreement are satisfied in full ($91,000 remains outstanding at December 31, 2014); and (b) the March 25 2015, effective December 1, 2014, 2015 IP Purchase Agreement and March 2015 IP Assignment Agreement (both described in greater detail below under “Item 13, Certain Relationships and Related Transactions”), pursuant to which the Company purchased additional patents from Mr. Swinford for an aggregate of $3,750,000 which was evidenced by a promissory note due in three years and all assets acquired are pledged as collateral on this note with a guaranty by the Company and its subsidiaries. The following is a summary of the Company’s intellectual property:

COIL TUBING TECHNOLOGY, INC.
COUNTRY	PATENT OR APPLICATION NO.	REGISTRATION DATE	TITLE

US	5,584,342	12/17/1996	Subterranean Rotation-Inducing Device and Method
US	7,686,102	3/30/2010	Jet Motor for Providing Rotation in a Downhole Tool
US	8,151,908	4/10/2012	Jet Motor for Providing Rotation in a Downhole Tool
Canada	2,646,326	2/5/2013	Jet Motor and Method for Providing Rotation in a Downhole Tool
Canada	2,797,565	3/18/2014	Jet Motor and Method for Providing Rotation in a Downhole Tool
Singapore	146369	5/14/2010	Jet Motor and Method for Providing Rotation in a Downhole Tool
US	7,946,348	5/24/2011	Rotation Tool
Canada	2,734,285	6/5/2013	Rotation Tool
Indonesia	W00201001371		Rotation Tool
US	12/480,680		Jet Hammer
US	8,151,910	4/10/2012	Drilling Jar
Canada	2,723,420	1/28/2014	Drilling Jar
Indonesia	ID P 0029982	1/16/2012	Drilling Jar
US	13/046,662		Method and Apparatus for Washing Downhole Tubulars and Equipment
Norway	20120910		Method and Apparatus for Washing Downhole Tubulars and Equipment
UK/Scotland	1216072.7		Method and Apparatus for Washing Downhole Tubulars and Equipment
US	13/434,812		Downhole Oscillator
Canada	2,837,938		Downhole Oscillator
US	14/608,127		Downhole Tool (Ampli-Max)
PCT	PCT/US15/13372		Downhole Tool (Ampli-Max)

*All annual patent permits have been paid and accordingly all patents are in force as of December 31, 2014.

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

Research and Development

Over the past two years we have incurred research and development costs to advance the technology of our coil tubing technologies and workover product lines. We will continue to incur these research and development costs in 2015.

Seasonality and Dependence on Oil and Gas Pricing

Our revenues are generated by drilling and well services activities, and therefore, cold weather and holidays and employee vacations during our first and fourth quarters exert downward pressure on revenues for those quarters, which is usually partially offset by the year-end efforts on the part of many customers to spend any remaining funds budgeted for services and capital expenditures during the year. During 2014 and continuing into 2015 the pricing for oil and gas has significantly trended downward in the United States and Canada. This significant decline in the price of oil and gas has had the effect of our customers’ annual drilling and workover budgets being reduced and/or eliminated until a higher stabilization of prices occur. We have developed new products and services in an effort to sustain our operations for 2015 as well as reducing our direct and indirect operating expenses. In order maintain our current revenue levels, we plan to expand our international product sales and develop new technology and services to meet the on-going industry trends.

Employees

As of March 30, 2015, we had 26 full-time employees and no part-time employees. We also utilize independent contractors and consultants to assist us with key functions. Our agreements with these independent contractors and consultants are usually short-term. We believe that our relations with our employees, independent contractors and consultants are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

We May Require Additional Financing To Implement Our Business Plan And Continue Developing And Marketing Our Products. The revenues we have generated since our incorporation have not been sufficient to support our operations, which have principally been funded through sales of common stock to date. We currently believe that we will be able to continue our business operations for approximately the next twelve months with our current cash on hand and from our expected revenues. Historically we have received funds from our largest shareholder and former director, Herbert C. Pohlmann, through private placements of our common stock, which we have used to fund our operations, provided that we do not anticipate Mr. Pohlmann providing us any further funding moving forward. Because of the current negative drilling trends in oil and gas, we do not anticipate any significant expansion of our operations over the next twelve months. Additional available capital may not be available on favorable terms, if at all. We may choose to raise additional funds in the future through sales of debt and/or equity securities to support our ongoing operations and for expansion.

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

Shareholders Who Hold Unregistered Shares Of Our Common Stock Will Be Subject To Resale Restrictions Pursuant To Rule 144, If and When Available, Due To The Fact That We Are Deemed To Be A Former “Shell Company”, and Because the Company Is Not Subject to Section 13 or 15(d) Of The Securities Exchange Act of 1934. Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. While we do not believe that we are currently a “shell company”, we were previously a “shell company” and as such are deemed to be a former “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 may not be able to be made until we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company”. Although to date we have complied with the requirement of Rule 144 as related to “shell companies”, our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions in the future (although none are currently planned). We are not currently subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and until such time as we are subject to such rules, investors will not be able to rely on Rule 144.

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

We Have Established Preferred Stock Which Can Be Designated By The Company's Board Of Directors Without Shareholder Approval And The Board Established Series A Preferred Stock, Which Gives The Holders Majority Voting Power Over The Company. The Company has 5,000,000 shares of preferred stock authorized. The shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. In May 2007, we designated 1,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the "Series A Preferred Stock"). The Series A Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. Shortly after being designated, we granted all 1,000,000 shares of such Series A Preferred Stock to our Executive Vice President and Chairman, Jerry Swinford, who held such shares until approximately November 2010, when such shares were cancelled by Mr. Swinford. The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). In June 2007, we designated 1,000,000 shares of Series B Preferred Stock and subsequently issued such Series B Preferred Stock to Grifco International, Inc. (“Grifco”). The Series B Preferred Stock had no voting rights, no dividend rights, and no conversion rights (provided that such shares were previously convertible into 66,667 shares of our common stock (0.0667 of one share for each share of Series B Preferred Stock outstanding), prior to November 30, 2012, only if Grifco exercised its option to acquire the Series A Preferred Stock of the Company for aggregate consideration of $100, which option and which conversion rights have since expired). We believe that Grifco is no longer an operating entity. In August 2014, we terminated the designation of our Series B Convertible Preferred Stock.

Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The issuance of shares of preferred stock or the rights associated therewith, could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us and/or give those holders the power to prevent or cause a change in control, even if that change in control might benefit our shareholders. As a result, the issuance of shares of preferred stock may cause the value of our securities to decrease.

Herbert C. Pohlmann, Our Majority Shareholder and Former Director, Can Vote A Majority Of Our Common Stock And Can Exercise Control Over Corporate Decisions. Herbert C. Pohlmann, our majority shareholder and former director beneficially owns 14,340,648 shares of our voting common stock as of the date of this filing, representing 81.7% of our outstanding voting common stock giving him the right to exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Pohlmann may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

We Rely On Our Executive Vice President And Chairman, Jerry Swinford, And If He Were To Leave Our Company Our Business Plan Could Be Adversely Effected. We rely on Jerry Swinford, our Executive Vice President and Chairman, for the success of our Company. Mr. Swinford has an employment agreement with us, currently effective until November 2015, which employment agreement is described in greater detail below under “Item 11. Executive Compensation”, “Executive Employment Agreements”. Mr. Swinford’s experience and input creates the foundation for our business and he is responsible for the direction and control over the Company’s development activities. Moving forward, should he be lost for any reason, the Company will incur costs associated with recruiting a replacement and any potential delays in operations which this may cause. If we are unable to replace Mr. Swinford with another individual suitably trained in coil tubing technology we may be forced to scale back or curtail our business plan.

Our Officers Receive Discretionary Bonuses From Time To Time In the Sole Discretion of The Board of Directors, And Have The Ability To Approve Their Own Bonuses. The Employment Agreements of our officers, Jerry Swinford and his son, Jason Swinford, provide for them to receive discretionary bonuses from time to time in the sole discretion of the Board of Directors. Jerry Swinford received discretionary bonuses of $84,795 for 2014 and $71,255 for 2013 fiscal years, respectively, and Jason Swinford received discretionary bonuses of $84,795 for 2014 and $71,255 for 2013 fiscal years, respectively. The 2013 and 2014 bonuses were granted based on the gross profit generated during the 2013 and 2014 calendar years. As Jerry and Jason Swinford represent all of the members of the Board of Directors, they have the power, in their sole discretion, to approve discretionary bonuses to themselves from time to time and to further determine the amount of such discretionary bonuses. The approval and payment of discretionary bonuses to Jerry and Jason Swinford at the discretion of the Board of Directors (of which Jerry and Jason Swinford are the only members) may ultimately not be in the best interests of the Company or its shareholders. Furthermore, the perception from the investing community that such discretionary bonuses are not fair to the shareholders or the Company, may be perceived negatively. The payment of discretionary bonuses may create actual or perceived conflicts of interest between such officers, the Company and the Company’s shareholders. Our results of operations may be adversely affected by discretionary bonuses declared and paid to Jerry and Jason Swinford and the value of our common stock may be adversely affected by such discretionary bonuses and/or negative perceptions from the investing community regarding such bonuses. See also the risk factor below entitled “We Face Corporate Governance Risks And Negative Perceptions Of Investors Associated With The Fact That We Currently Have Only Two Directors, None of Whom Are Independent” and the description of the Employment Agreements below under “Executive Compensation”, “Executive Employment Agreements”.

Our Chief Executive Officer and Executive Vice President Have The Right To Receive Substantial Bonuses From The Company Pursuant To Their Employment Agreements. The Employment Agreements of our Chief Executive Officer, Jason Swinford, and his father, Jerry Swinford, our Executive Vice President, provide them the right to receive discretionary bonuses (as described in the risk factor above), bonuses based on our yearly EBITDA (for each year other than fiscal 2013 and 2014), bonuses based on our gross profit (for fiscal 2013 and 2014) and in Jason Swinford’s case, a bonus based on the occurrence of certain fundamental transactions which effect the Company, including changes in control.

Each of the executives is due a bonus at the end of each calendar year during the term of the agreements (other than 2013 and 2014) in the event the Company has positive earnings before interest, taxes, depreciation and amortization (minus extraordinary items including stock buybacks, acquisitions and other extraordinary items as determined at the reasonable discretion of the Board of Directors of the Company, and legal fees associated with such items) (“EBITDA”) for the prior calendar year ended December 31 (the “Prior Year”). The bonus is based on a percentage of the officer’s annual base salary for the Prior Year (the “Prior Year’s Salary”) pursuant to a set schedule from between 100% of the Prior Year’s Salary if EBITDA exceeds $7 million to no bonus if EBITDA is less than $2 million.

The officers were also provided the right to earn a profit sharing bonus equal to 2.5% of the Company’s Gross Profit (the “Profit Bonus”) monthly in arrears for each month from January 2013 through December 2014 (each a “Profit Sharing Month”), which Profit Bonus is paid to the officers by the Company based on the applicable Profit Sharing Month’s Gross Profit. “Gross Profit” is defined as the Company’s gross profit (in the event the Company has a gross loss for any period, there shall be no Gross Profit for the applicable period) for each applicable period, calculated by taking the Company’s revenue for the applicable period and subtracting cost of revenues.

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

We Face Corporate Governance Risks And Negative Perceptions Of Investors Associated With The Fact That We Currently Have Only Two Directors, None of Whom Are Independent. Currently, our directors consist solely of Jerry Swinford and Jason Swinford, his son, both of whom also serve as executive officers of the Company. As such, Jerry and Jason Swinford have significant control over our business direction. As such, Jerry and Jason Swinford have control of the Board of Directors and can, among other things, declare themselves discretionary bonuses, take actions to maximize the consideration they are due under their Employment Agreements, and determine their own compensation levels. Jason Swinford and Jerry Swinford are also our Chief Executive Officer and Executive Vice President, respectively. As such, Jason and Jerry Swinford have significant control over our business direction. Additionally, there are no independent members of the Board of Directors available to second and/or approve related party transactions involving Jerry or Jason Swinford or Mr. Pohlmann, including the compensation paid to Jerry or Jason Swinford and the employment agreements we enter into with such individuals. Therefore, investors may perceive that because no other directors are approving related party transactions involving Jerry or Jason Swinford or Mr. Pohlmann, that such transactions are not fair to the Company. The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple unrelated and independent officers and directors due to the investing public’s perception of limitations facing our Company due to the above.

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

Jerry Swinford, Our Executive Vice President And Chairman, Has A First Priority Security Interest Over Our Patents. The Patents (defined above under “Item 1. Business”, “Patents, Trademarks and Licenses”) which we acquired from Jerry Swinford, our Executive Vice President and Chairman, are significant to our operations and are required for us to operate our business and protect our intellectual property rights. Mr. Swinford currently holds a first priority security interest over the Patents in order to secure the repayment of certain amounts owed to him under promissory notes described in greater detail below under “Management's Discussion And Analysis Of Financial Condition And Results Of Operations”, “Liquidity and Capital Resources”. In the event we default in the repayment of such note and Mr. Swinford enforces his security interest over the Patents we may be forced to curtail or abandon our business operations.

A Significant Amount Of Our Revenues Are Due To Only A Small Number Of Customers, And If We Were To Lose Any Of Those Customers, Our Results Of Operations Would Be Adversely Affected. The Company had total revenue of approximately $6,866,000 and approximately $6,143,000 during the years ended December 31, 2014 and 2013, respectively. The Company had two customers each representing approximately 9% of gross sales for the year ended December 31, 2014. The Company had two customers representing approximately 17% and 18% of gross sales for the year ended December 31, 2013.

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

A Significant Amount Of Our Revenues Come From Entities Which Are Also Our Competitors, And If We Were To Lose Any Of Those Customers, Or They Were To Create Products To Directly Compete With Ours, Our Results Of Operations Would Be Adversely Affected. For the years ended December 31, 2014 and 2013, a significant portion of our revenues came from customers who are also our competitors. While these companies do not currently compete directly for our products, they offer similar products. If these entities, or any other entity which is a future customer of ours, creates products in the future which directly compete with ours, such entities will likely cease using our services and our revenues could be adversely affected. Similarly, we could lose additional customers to such directly competing competitors, which would further cause a decrease in our results of operations.

Our Revenues Are Subject To Seasonal Rules And Regulations, Such As The Frost Laws Enacted By Several States And Canada, Which Could Cause Our Operations To Be Subject To Wide Seasonal Variations. Certain states which experience below freezing temperatures during the winter months, and Canada have enacted Frost Laws, which put maximum weight limits on certain public roads during the coldest months of the years, to help prevent damage to the roads caused by frost heaves. As a result, our revenues may be limited in such cold weather states (and Canada) by such Frost Laws and our results of operations for those winter months may be substantially less than our results of operations during the summer months. We are currently focusing our efforts primarily in the U.S., Canada, Mexico and Latin America; however, we are also working to expand our distribution markets to include the North Sea, Asia and Middle Eastern markets. As a result, our results of operations for one quarterly period may not give an accurate projection of our results of operations for the entire fiscal year and/or may vary significantly from one quarter to the other.

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

RISKS RELATED TO OUR INDUSTRY

Volatility Or Decline In Oil And Natural Gas Prices May Result In Reduced Demand For Our Products And Services Which May Adversely Affect Our Business, Financial Condition And Results Of Operation. The markets for oil and natural gas have historically been extremely volatile. We anticipate that these markets will continue to be volatile in the future. During 2014 and continuing into 2015 oil and gas prices have decreased significantly. There can be no guarantees that these prices will increase from these current low levels. Such volatility in oil and gas prices, or the perception by our customers of unpredictability in oil and natural gas prices, affects the spending patterns in our industry. The demand for our products and services is, in large part, driven by current and anticipated oil and gas prices and the related general levels of production spending and drilling activity. In particular, volatility or a decline in oil and gas prices may cause a decline in exploration and drilling activities. This, in turn, could result in lower demand for our products and services and may cause lower prices for our products and services. As a result, volatility or a prolonged decline in oil or natural gas prices may adversely affect our business, financial condition and results of operations.

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

The Market For Our Common Stock Is Sporadic and Illiquid. Our common stock is currently quoted on the OTCQB market, an over-the-counter electronic quotation service, under the symbol “CTBG”. The market for our common stock is currently volatile, sporadic and illiquid. We are currently evaluating the potential engagement of a market maker to apply for quotation of our common stock on a national securities exchange or apply for quotation on the NASDAQ trading market. If we are successful in quoting our common stock on a national securities exchange or the NASDAQ trading market and/or if we are unsuccessful in quoting our common stock on a national securities exchange or the NASDAQ trading market and continue instead to quote our common stock on the OTCQB market, the market for our common stock will likely continue to be volatile, sporadic and illiquid. Additionally, we anticipate that the market for our common stock will be subject to wide fluctuations in response to several factors, including, but not limited to:

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

Because We Are Not Subject To Compliance With Rules Requiring The Adoption Of Certain Corporate Governance Measures, Our Stockholders Have Limited Protections Against Interested Director Transactions, Conflicts Of Interest And Similar Matters. The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the NASDAQ, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

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

Sales Of Our Common Stock Under Rule 144 Could Reduce The Price Of Our Stock. As of the date of this filing, we have 3,181,777 shares of our common stock held by non-affiliates and 12,450,648 shares held by affiliates which Rule 144 of the Securities Act defines as “restricted securities”. A total of 887,501 shares of common stock have been registered by us under a prior Form S-1 Registration Statement (including 325,000 shares issuable upon exercise of warrants, of which warrants to purchase 220,000 shares of common stock have expired unexercised as of the date of this report) and are available for resale as of the date of this filing. We are not currently subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and until such time as we are subject to such rules, investors will not be able to rely on Rule 144. If and when the other restricted shares outstanding are available for sale under Rule 144, although shares held by affiliates will be subject to restrictions relating to the amount that may be sold in any 90 day period and manner in which such sales may be made, among other limitations, the availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

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

RISKS RELATING TO THE JOBS ACT

The Recently Enacted JOBS Act Will Allow Us To Postpone The Date By Which We Must Comply With Certain Laws And Regulations And To Reduce The Amount Of Information Provided In Reports Filed With The SEC. We Cannot Be Certain If The Reduced Disclosure Requirements Applicable To “Emerging Growth Companies” Will Make Our Common Stock Less Attractive To Investors. We are and we will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

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

Effective November 1, 2014, the Company entered into a contract to purchase an additional 6,000 square foot office/warehouse building and associated land located at 22315 Gosling Road, Spring, Texas 77389 at a purchase price of $1,060,000. The Company leased the building at a monthly rate of $6,500, until March 1, 2015, at which time the Company purchased the property. The Company paid $300,000 in cash and issued a fifteen year 7% note to the seller totaling $760,000 which is payable in monthly principal and interest payments of $6,831. The land and building is pledged as security for the note, and our Chief Executive Officer, Jason Swinford, also provided the seller a personal guaranty.

The Company leases approximately 1,560 square feet of warehouse and office space in Red Deer, Alberta, Canada. The Company renewed the lease which had expired on November 3, 2014 for the one year period from November 3, 2014 through November 3, 2015. Rent due under the lease is $1,300 per month plus the Company’s portion of common expenses associated with the rental property which total approximately $651 per month and goods and service tax of approximately $98 per month, for a total monthly rental expense of approximately $2,049 Canadian dollars (approximately $1,640 U.S. dollars) per month during the term of the lease. This lease expires in October 2015 and the related total lease expense is $16,400.

The Company had a twelve month residential sub-lease agreement in effect from December 1, 2013 to December 1, 2014, pursuant to which the Company rented a residence located in Blairsville, Pennsylvania at a monthly rental cost of $850 per month. The Company used the leased residence as a district office for sales in Ohio, Pennsylvania, and West Virginia and repair of equipment for that area. This lease arrangement was not renewed at the expiration of the agreement date.

The Company leased space serving as a sales office, warehouse and machine shop in Haynesville, Louisiana. The Company paid the landowner (a former employee of the Company) an aggregate of $77,632 in connection with the construction of the warehouse and machine shop (which is owned by the former employee). In consideration for paying for the cost to construct the warehouse and machine shop, the landowner agreed to allow the Company to use the warehouse and machine shop and sales office free of charge until August 2012. The Company and the former employee had entered into a two year extension of the lease (through August 2014) at $500 per month. This lease arrangement was not renewed at the expiration of the agreement date.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations, other than the pleading below. We may become involved in material legal proceedings in the future.

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit sought monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or sought a buyout of Mr. Cohen’s interest in the Company. The suit also sought legal fees and pre-and-post judgment interest. The suit alleged “minority shareholder oppression” and “breach of fiduciary duty” in connection with the actions of Defendants, i.e., that Defendants engaged in wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendants (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputed Mr. Cohen’s claims, engaged legal counsel in the matter and filed an answer to the complaint denying Cohen’s allegations. On January 27, 2014, the Company filed a counterclaim against Eric Cohen (plaintiff) requesting damages and attorneys’ fees incurred in the case. In November 2014, the parties entered into a Settlement and Mutual Release Agreement, whereby the Company agreed to repurchase the shares held by Mr. Cohen which were the subject of the litigation for $11,448, and to pay certain of Mr. Cohen’s legal fees and costs in the amount of $51,553; the parties each agreed to dismiss their actions against the other with prejudice; and the parties each released each other and their representatives from all claims, causes of actions and damages. The shares previously held by Mr. Cohen were cancelled in March 2015, and are not represented in the number of shares of common stock outstanding as disclosed throughout this report after such date. Additionally, the Company has paid Cohen all amounts due pursuant to the terms of the settlement to date. Following the date hereof the Company expects that each party will dismiss their claims against the other with prejudice.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

The common stock of the Company is currently quoted on the OTCQB market run by the OTC Markets Group under the symbol "CTBG". Prior to the effectiveness of our Form S-1 Registration Statement on January 28, 2013, our common stock traded on the OTC Pink Market (otherwise known as the "pink sheets"), run by the OTC Markets Group. The following table sets forth the high and low trading prices of one (1) share of our common stock for each fiscal quarter for the past two full fiscal years. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW
December 31, 2014	$1.05	$0.35
September 30, 2014	$1.00	$0.35
June 30, 2014	$1.40	$0.75
March 31, 2014	$1.60	$0.55

QUARTER ENDED	HIGH	LOW
December 31, 2013	$1.99	$0.15
September 30, 2013	$2.22	$0.10
June 30, 2013	$2.95	$1.00
March 31, 2013	$3.25	$2.05

As of March 30, 2015, we had 15,632,425 shares of common stock outstanding, held by approximately 864 shareholders of record and no shares of Series A Preferred Stock issued or outstanding.

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

The following table provides information as of the filing of this report regarding the Plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column) *
Equity compensation plans approved by the security holders	600,000	$1.00	233,333
Equity compensation plans not approved by the security holders	603,334	$1.04	–
Total	1,203,334		233,333

* Also takes into account modified and terminated options originally issued under the 2010 Stock Plan.

Amendments to Certificate of Incorporation

In May 2007, we designated 1,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock"). The Series A Preferred Stock have no dividend rights, no liquidation preference, no redemption rights and no conversion rights. Shortly after being designated, we granted all 1,000,000 shares of such Series A Preferred Stock to our former Chief Executive Officer, current Executive Vice President and Chairman, Jerry Swinford, who held such shares until his entry into an Executive Employment Agreement with us in November 2010, one of the conditions was that he cancel such Series A Preferred Stock shares. The Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). Additionally, we are not allowed to adopt any amendments to our Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations establishing the Series A Preferred Stock, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of the Series A Preferred Stock. However, we may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

In June 2007, Mr. Swinford, as the sole director of Holdings, approved the designation of 1,000,000 shares of Holdings’ Series A Preferred Stock (with identical terms and conditions, including the Super Majority Voting Rights, as the Company’s Series A Preferred Stock) and the issuance of 1,000,000 shares of Holdings Series A Preferred Stock to Mr. Swinford which were cancelled in December 2012. As a result of the cancellation, the Company has sole voting control over and holds 100% of the outstanding securities of Holdings.

In June 2007, we designated 1,000,000 shares of Series B Preferred Stock and subsequently issued such Series B Preferred Stock to Grifco. The Series B Preferred Stock had no voting rights, no dividend rights, and no conversion rights (provided that such shares were previously convertible into 66,667 shares of our common stock (0.0667 of one share for each share of Series B Preferred Stock outstanding), prior to November 30, 2012, only if Grifco exercised its option to acquire the Series A Preferred Stock of the Company for aggregate consideration of $100, which option and which conversion rights have since expired). We believe that Grifco is no longer an operating entity.

Effective August 18, 2014, the Company filed a Certificate of Withdrawal of Certificate of Designation for the Company’s Series B Preferred Stock (the “Series B Preferred Stock”) with the Secretary of State of Nevada, which became effective on the same date. As a result of the filing, effective August 18, 2014, the Company no longer has any Series B Preferred Stock designated.

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

Overview

During 2014, we experienced an increase in sales activity in most of the United States and Mexico; however, our sales in Canada and Pennsylvania decreased due to a reduction of drill sites using coil tubing products in such locations. Our revenues were approximately $6,866,000 in 2014 and approximately $6,143,000 in 2013. During 2014, the coil tubing industry experienced a decline in the use of our technology. During this period we continued to maintain our presence in these affected drilling regions and, concurrently developed a new tool, Ampli-Max which is now being used by existing and new customers to reduce their drilling time in the lateral section of a well which enables these operators to achieve greater savings in the fracking and drillout process. We are manufacturing this new tool to be used domestically and internationally. Our sales of products increased in 2014 as service companies, including our clients, emphasized purchasing over renting. We plan to continue to sell products; however, our business strategy is to emphasize the rental of tools that improves our gross profit. We continued to invest in our distribution system for our tools during 2014 to reduce delivery time through the improvement of our inventory management and tool repair cycle. These changes are ongoing and necessary to maintain our market share.

During 2014 and continuing in 2015, the oil and gas industry is experiencing a significant downturn in oil prices. This trend impacts our customer’s operations and their use of our tools for drilling and workover operations. We are meeting this challenge through new product and service offerings and a reduction in our operating costs. Our immediate plans are to continue to expand product offerings to include tool and drill pipe inspections and grow by meeting expected demand for our rental tool products in our current geographic markets and further expanding our efforts to rent and sell our tools in international markets, including Mexico, Asia, Latin America and the Middle East. Moving forward, we anticipate increased spending on research and development activities, which we believe is required to provide technological advancement to our coiled tubing technologies and workover product lines and expansion of our new tool and drill pipe inspection business. We are currently working on multiple new generation coil tubing tools to aid in and facilitate horizontal drilling. We expect the market for new applications of coiled tubing to continue to expand throughout fiscal 2015 and 2016, especially in the horizontal drilling and workover applications.

Since 2011, the Company has seen an acceptance of its new technology in the coiled tubing service market. Based on our management’s personal knowledge of the market for our products, we believe that we have established a significant market share for certain of our products including the CTT H/H and CTT Oscillator. We also believe that our newest product, Ampli-Max, will be one of our core products as it has already been accepted by operators and service companies.

In addition to debt financing and our organic growth as discussed above, we may raise funds for further expansion of our tool fleet, development of new tools or to make strategic acquisitions through the sale or exchange of equity securities or through joint venture partnerships.

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

Critical Accounting Policies

Revenue Recognition. The Company's revenue is generated primarily from the rental and sales of its tools used for oilfield services primarily in Texas, Louisiana and Pennsylvania in the U.S., Mexico and Alberta, Canada. Rental income is recognized over the rental periods, which are generally from one to thirty days. The estimated amounts of sales discounts, returns and allowances are accounted for as reductions of sales when the sale occurs and the realization of collectability is reasonably assured. These estimates are based on historical amounts and adjusted periodically based on changes in facts and circumstances when the changes become known to the Company. The Company also recognizes rental revenue for the full sales price of any tools which are lost and/or damaged in use (and billed to the customer) and recognize the net carrying cost of such tool (“manufacturers cost” less depreciation) as cost of product of rental revenue.

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

Rental Tool Assets. Approximately 80% of the Company’s revenues were generated from the rental of its coil tubing products in 2014. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers cost.” Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Sales of our tools along with lost or destroyed tools amounted to approximately 20% of the Company’s revenues in 2014, representing an increase of approximately 18% over 2013, the bulk of which resulted from sales of tools to our largest customer. The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products of rental revenue, respectively.

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

Comparison of Results of Operations

Year Ended December 31, 2014 Compared To the Year Ended December 31, 2013

Year ended December 31, 2014:	U.S.	Canada	Corporate	Consolidated
Product revenue	$1,310,000	$47,000	$–	$1,357,000
Rental revenue	4,946,000	563,000	–	5,509,000
Total revenue	6,256,000	610,000	–	6,866,000
Cost of products and rental revenue	(2,186,000)	(178,000)	–	(2,364,000)
Cost of revenue - depreciation of rental tools	(1,172,000)	–	–	(1,172,000)
Gross profit	2,898,000	432,000	–	3,330,000
Selling and marketing	(1,378,000)	(130,000)	–	(1,508,000)
General and administrative, compensation and benefits	(1,507,000)	(87,000)	(205,000)	(1,799,000)
Depreciation and amortization	(307,000)	(31,000)	(18,000)	(356,000)
Gain on sale of fixed assets	49,000	–	–	49,000
Income (loss) from operations	$(245,000)	$184,000	$(223,000)	$(284,000)
Other income				30,000
Interest expense				(62,000)
Net loss				$(316,000)

Year ended December 31, 2013:	U.S.	Canada	Corporate	Consolidated
Product revenue	$129,000	$–	$–	$129,000
Rental revenue	5,438,000	576,000	–	6,014,000
Total revenue	5,567,000	576,000	–	6,143,000
Cost of products and rental revenue	(1,928,000)	(248,000)	–	(2,176,000)
Cost of revenue - depreciation of rental tools	(1,100,000)	–	–	(1,100,000)
Gross profit	2,539,000	328,000	–	2,867,000
Selling and marketing	(1,400,000)	(208,000)	–	(1,608,000)
General and administrative, compensation and benefits	(1,168,000)	(177,000)	(460,000)	(1,805,000)
Depreciation and amortization	(257,000)	(31,000)	–	(288,000)
Loss on sale of fixed assets	(14,000)	–	–	(14,000)
Loss from operations	$(300,000)	$(88,000)	$(460,000)	$(848,000)
Other income				6,000
Interest expense				(24,000)
Net loss				$(866,000)

Change in Operating Results December 31, 2014 Compared to December 31, 2013:	U.S.	Canada	Corporate	Consolidated
Product revenue	$1,181,000	$47,000	$–	$1,228,000
Rental revenue	(492,000)	(13,000)	–	(505,000)
Total revenue	689,000	34,000	–	723,000
Cost of products and rental revenue	(258,000)	70,000	–	(188,000)
Cost of revenue - depreciation of rental tools	(72,000)	–	–	(72,000)
Gross profit	359,000	104,000	–	463,000
Selling and marketing	22,000	78,000	–	100,000
General and administrative, compensation and benefits	(339,000)	90,000	255,000	6,000
Depreciation and amortization	(50,000)	–	(18,000)	(68,000)
Gain on sale of fixed assets	63,000	–	–	63,000
Income from operations	$55,000	$272,000	$237,000	$564,000
Other income				24,000
Interest expense				(38,000)
Net income				$550,000

Revenues

We had total revenue of approximately $6,866,000 for the year ended December 31, 2014, compared to total revenue of approximately $6,143,000 for the year ended December 31, 2013, an increase in total revenue of approximately $723,000 or 11.8% from the prior year. Total revenues included approximately $1,357,000 of product revenue for the year ended December 31, 2014 compared to approximately $129,000 for the year ended December 31, 2013, an increase in product revenue of approximately $1,228,000 or 951.9% from the prior period. The increase in product revenue was mainly due to an increase in international sales. Total revenues also included rental revenue of approximately $5,509,000 for the year ended December 31, 2014 compared to approximately $6,014,000 for the year ended December 31, 2013, a decrease of approximately $505,000 or 8.4% from the prior year. The decrease in rental revenue was primarily due to reduced customer demand during 2014 in Canada and the eastern United States due to a decrease in the decline of oil prices.

Cost of Revenue

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $2,364,000 for the year ended December 31, 2014, compared to cost of approximately $2,176,000 for the year ended December 31, 2013, an increase of approximately $188,000 or 8.6% from the prior year, which increase was directly attributable to the increase in product sales for the year ended December 31, 2014, compared to the year ended December 31, 2013.

We had cost of revenue – depreciation of rental tools, of approximately $1,172,000 for the year ended December 31, 2014, compared to approximately $1,100,000 for the year ended December 31, 2013, an increase of approximately $72,000 or 6.5% from the prior year, which increase was mainly due to an increase in our depreciable asset base, principally trucks, rental tools and a building in 2014 versus 2013.

Cost of revenue as a percentage of total revenue was 51.5% for the year ended December 31, 2014, compared to 53.3% for the year ended December 31, 2013, a decrease in cost of revenue as a percentage of revenue of 1.8%, which is primarily due to a change in product mix and a reflection of competitive pricing for our tools.

Gross Profit

We had gross profit of approximately $3,330,000 for the year ended December 31, 2014, compared to gross profit of approximately $2,867,000 for the year ended December 31, 2013, an increase in gross profit of approximately $463,000 or 16.1% from the prior year. Our gross profit was 48.5% of revenue for the year ended December 31, 2014, compared to 46.7% for the year ended December 31, 2013.

Operating Expenses

General and Administrative and compensation and benefits. We had total general and administrative and compensation and benefits expenses of approximately $1,799,000 for the year ended December 31, 2014, compared to total general and administrative and compensation and benefits expenses of approximately $1,805,000 for the year ended December 31, 2013, a decrease in general and administrative expenses of approximately $6,000 or 0.3% from the prior year. The decrease in general and administrative and compensation and benefits expenses was primarily due to decreased stock compensation and general office expenses offset by increased professional fees associated with litigation.

Selling and Marketing. We had total selling and marketing expenses of approximately $1,508,000 for the year ended December 31, 2014, compared to approximately $1,608,000 for the year ended December 31, 2013, a decrease of approximately $100,000 or 6.2% from the prior year, which decrease was mainly due to decreased sales commissions.

Depreciation and Amortization. Depreciation and amortization expense increased by approximately $68,000 or 23.6%, to approximately $356,000 for the year ended December 31, 2014, compared to approximately $288,000 for the year ended December 31, 2013. The increase was primarily due to improvements at the Company’s new office building and the addition of shop equipment and automobiles for the sales force.

Loss from Operations

We had a loss from operations of $284,000 for the year ended December 31, 2014, compared to a loss from operations of approximately $848,000 for the year ended December 31, 2013, a decrease of approximately $564,000 or 66.5% from the prior year. Loss from operations was 4.1% of revenue for the year ended December 31, 2014, compared to 13.8% for the year ended December 31, 2013. The decrease was mainly attributable to the 11.8% increase in total sales.

Net loss

We had net loss of approximately $316,000 for the year ended December 31, 2014, compared to net loss of approximately $866,000 for the year ended December 31, 2013, a decrease in net loss of approximately $550,000 or 63.5% from the prior year. The decrease in net loss was mainly attributable to an 11.8% increase in total revenue, partially offset by a 7.9% increase in total cost of revenue, and a 2.7% decrease in total operating expenses, for the year ended December 31, 2014, compared to the year ended December 31, 2013, as described above.

Liquidity and Capital Resources

We had approximately $2,808,000 of working capital as of December 31, 2014. We believe we are sufficiently capitalized to continue our growth and are in a position to develop financing alternatives that will enable us to take advantage of growth opportunities in the future.

As of December 31, 2014, we had total assets of approximately $12,078,000, which included total current assets of approximately $3,576,000, consisting of approximately $1,280,000 of cash, approximately $2,102,000 of accounts receivable, net, and approximately $194,000 of other current assets; and long term assets including approximately $2,325,000 of rental tools, net; approximately $1,575,000 of property and equipment, net; and approximately $4,602,000 of intangible assets, net, consisting of our rights to the patents purchased from Jerry Swinford pursuant to the 2010 IP Purchase Agreement, described in greater detail below.

We had total liabilities of approximately $5,391,000 as of December 31, 2014, which included total current liabilities of approximately $768,000, consisting of accounts payable of approximately $450,000; accrued liabilities of approximately $89,000; current portion of related party accrued liabilities of $39,000; current portion of related party notes payable of approximately $91,000, relating to amounts owed to Jerry Swinford in connection with the 2010 IP Purchase Agreement, described below; and current portion of notes payable of approximately $99,000, relating to the amount due on loans associated with equipment financing and building loan; and long term liabilities consisting of approximately $3,750,000 of related party notes payable, net of current portion, relating to the long term portion of the amounts owed to Jerry Swinford in connection with the 2015 IP Purchase Agreement, described below, and approximately $873,000 of notes payable, net of current portion relating to equipment financing and our building loan.

We had net cash provided by operating activities of approximately $1,196,000 for the year ended December 31, 2014, which consisted of approximately $316,000 of net loss, approximately $227,000 of decrease in accounts receivable, approximately $81,000 of decrease in other current assets, approximately $118,000 of increase in accounts payable, approximately $39,000 of increase in accrued liabilities – related party and $21,000 of decrease in accrued liabilities, offset by non-cash items including approximately $1,528,000 of depreciation and amortization, approximately $205,000 of stock based compensation and approximately $49,000 in gain on sale of fixed assets.

We had approximately $744,000 of net cash used in investing activities for the year ended December 31, 2014, which included the purchase of approximately $665,000 of rental tools and approximately $415,000 of building, property and equipment, offset by approximately $229,000 and approximately $107,000 in proceeds from the sale of assets and vehicles, respectively. Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations. Expenditures for capital assets totaled approximately $1.1 million and $1.7 million in the years ended December 31, 2014 and 2013, respectively. While the majority of these expenditures were for the expansion of our rental tools, we have continued our purchase of property and equipment necessary for our operations.

We had approximately $74,000 of net cash used in financing activities for the year ended December 31, 2014, which included approximately $156,000 of payments on related party notes payable, relating to amounts paid to Jerry Swinford in connection with the IP Purchase Agreement, described below, approximately $79,000 of payments on notes payable and approximately $161,000 of proceeds from notes payable related to the new building and vehicles.

In November 2010, the Company entered into an Intellectual Property Purchase Agreement (the “2010 IP Purchase Agreement”) with Jerry Swinford, the Company’s Executive Vice President and Chairman. Pursuant to the 2010 IP Purchase Agreement, the Company agreed to purchase the patents and pending patents owned and held by Mr. Swinford at the time of the agreement (including certain of those Patents described above under “Patents, Trademarks and Licenses” for $25,000 in cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). The Company obtained an independent valuation in order to determine the value of the Patents. The first note, in the amount of $475,000 was due January 20, 2011, together with interest at the rate of 12% per annum, which note was paid in full in January 2011. The second note in the amount of $700,000 is due September 15, 2015, and is payable in monthly installments of the lesser of $12,963 or the amount outstanding under such note per month, with the first such payment due on February 15, 2011. The Company also agreed to grant Mr. Swinford a security interest in all of the Company’s assets in connection with and to secure the repayment of the Swinford Notes and Holdings also agreed, pursuant to a Guaranty, to guaranty the repayment of the Swinford Notes. Mr. Pohlmann agreed to subordinate the repayment of his Convertible Promissory Notes (as described above) to the repayment of the Swinford Notes. The 2010 IP Purchase Agreement also provided that in the event Mr. Swinford was required to pay taxes totaling more than 15% of the proceeds received by Mr. Swinford in connection with the payment of the Swinford Notes in any calendar year (the “15% Limit”), the Company would reimburse Mr. Swinford for any and all taxes due over such 15% Limit, which may substantially increase the amount due to Mr. Swinford from the Company in connection with the payment of the Swinford Notes.

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

Effective November 1, 2014, the Company entered into a contract to purchase an additional 6,000 square foot office/warehouse building and associated land located at 22315 Gosling Road, Spring, Texas 77389 at a purchase price of $1,060,000. The Company leased the building at a monthly rate of $6,500, until March 1, 2015, at which time the Company purchased the property. The Company paid $300,000 in cash and issued a fifteen year 7% note to the seller totaling $760,000 which is payable in monthly principal and interest payments of $6,831. The land and building are pledged as security for the note, and our Chief Executive Officer, Jason Swinford, also provided the seller a personal guaranty.

On March 25, 2015, and effective in December 2014, the Company entered into an Intellectual Property Purchase Agreement (the “2015 IP Purchase Agreement”) with Jerry Swinford, the Company’s Executive Vice President and Chairman. The Company had originally purchased various intellectual property and patents from Mr. Swinford in November 2010 for $1.2 million, which purchase agreement also required that Mr. Swinford enter into an agreement with the Company agreeing that all future intellectual property and patents developed by Mr. Swinford would automatically become the property of the Company in consideration for the salary payable to Mr. Swinford under the terms of his employment agreement entered into at the same time (the “At-Will Employment Agreement”). Notwithstanding the terms of the prior November 2010 agreement, the parties intended at the time of their entry into the original agreement, that in-process and non-commercialized intellectual property and technology owned by Mr. Swinford in November 2010 (the “In-Process Technology”), would be acquired by the Company at a future time subsequent to the date of the original agreements and for additional consideration, once such intellectual property and technology was fully-developed and commercialized, which the parties believe has occurred to date. The purchase of the In-Process Technology was further documented and memorialized by an Intellectual Property Assignment agreement (the “2015 IP Assignment Agreement”).

Pursuant to the 2015 IP Purchase Agreement, the parties amended the At-Will Employment Agreement to carve-out the In-Process Technology, which included various patents and pending patents in the Company’s name, which relate to the Company’s tools and products, which the parties agreed should never have been transferred to the Company in the first place. The Company agreed to purchase the In-Process Technology for $3,750,000 in the form of a promissory note payable to Mr. Swinford (the “2015 Swinford Note”). The Company obtained an independent valuation in order to determine the value of the In-Process Technology. Moving forward all patents, pending patents and other intellectual property whatsoever developed by Mr. Swinford while employed by the Company will automatically be owned by the Company for no additional consideration.

The 2015 Swinford Note has an effective date of December 1, 2014 and is due and payable on January 1, 2018. The 2015 Swinford Note bears interest at the rate of 3% per annum (12% upon the occurrence of an event of default), with payments of interest only due until January 1, 2017, and amortizing payments of $15,810 due monthly thereafter until maturity. The 2015 Swinford Note contains usual and standard events of defaults and further provides that in the event of a change of control transaction involving the Company, including the sale of 25% or more of the Company’s outstanding voting securities, a merger or consolidation where the Company is not the surviving entity, or a liquidation or dissolution, the Note is required to be repaid immediately. The 2015 Swinford Note can be prepaid at any time without penalty.

The Company also agreed to grant Mr. Swinford a security interest in all of the assets acquired by the Company in order to secure the repayment of the 2015 Swinford Note. Holdings, its subsidiaries and Excel Inspection, LLC also agreed, pursuant to a Guaranty, to guaranty the repayment of the Swinford Notes.

Off Balance Sheet Arrangements:

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended December 31, 2014 and 2013

Page

F-1

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013	F-3

Consolidated Statement of Stockholders’ Equity For the Years Ended December 31, 2014 and 2013	F-4

Consolidated Statements of Cash Flows for the Years ended December 31, 2014 and 2013	F-5

Notes to Consolidated Financial Statements	F-6

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Coil Tubing Technology, Inc. and Subsidiaries

Spring, Texas

We have audited the accompanying consolidated balance sheets of Coil Tubing Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Coil Tubing Technology, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coil Tubing Technology, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 30, 2015

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

($ in thousands except share data)

	December 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$1,280	$902
Accounts receivable, net	2,102	1,875
Other current assets	194	112
Total Current Assets	3,576	2,889

Rental tools, net	2,325	3,034
Property and equipment, net	1,575	1,500
Intangible assets, net	4,602	953
Total Assets	$12,078	$8,376

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$450	$332
Accrued liabilities	89	109

Related party accrued liabilities	39	–
Related party notes payable - current	91	156
Notes payable – current	99	91
Total Current Liabilities	768	688

Long Term Liabilities:
Related party notes payable, net of current portion	3,750	91
Notes payable, net of current portion	873	799
Total Liabilities	5,391	1,578

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized Series A Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	–	–
Series B Convertible Preferred Stock, $.001 par value, 0 and 1,000,000 shares authorized and 0 shares and 1,000,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	–	1
Common Stock, $0.001 par value, 200,000,000 shares authorized; 15,651,827 shares issued and outstanding at December 31, 2014 and December 31, 2013	16	16
Additional paid-in capital	10,047	9,841
Accumulated deficit	(3,376)	(3,060)
Total Stockholders' Equity	6,687	6,798

Total Liabilities and Stockholders' Equity	$12,078	$8,376

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014 and 2013

($ in thousands except share data and loss per share)

	December 31,
	2014	2013
Revenue:
Rental revenue	$5,509	$6,014
Product revenue	1,357	129
Total revenue	6,866	6,143

Cost of revenue:
Compensation and benefits	1,004	914
Material, supplies and support service	1,173	1,014
Facilities and support expenses	187	248
Depreciation of rental tools	1,172	1,100
Total cost of revenue	3,536	3,276

Gross profit	3,330	2,867

Operating Expenses:
Compensation and benefits	872	747
Selling and marketing	1,508	1,608
General and administrative	927	1,058
Depreciation and amortization	356	288
(Gain) loss on sale of fixed assets	(49)	14
Total operating expenses	3,614	3,715

Loss from operations	(284)	(848)

Other income (expense):
Other income	30	6
Interest expense	(62)	(24)
Total other income (expense)	(32)	(18)

Net loss	$(316)	$(866)

Net loss per share :
Basic loss	$(0.02)	$(0.06)
Diluted loss	$(0.02)	$(0.06)

Weighted average common shares outstanding:
Basic	15,651,827	15,651,827
Diluted	15,651,827	15,651,827

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2013

($ and shares in thousands)

	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2012	1,000	1	15,652	16	9,381	(2,194)	7,204

Option expense	–	–	–	–	460	–	460

Net loss	–	–	–	–	–	(866)	(866)

Balances at December 31, 2013	1,000	1	15,652	16	9,841	(3,060)	6,798

Termination of Series B Preferred Stock	(1,000)	(1)	–	–	1	–	–

Option expense	–	–	–	–	205	–	205

Net loss	–	–	–	–	–	(316)	(316)

Balances at December 31, 2014	–	$–	15,652	$16	$10,047	$(3,376)	$6,687

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

($ in thousands)

	December 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(316)	$(866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	205	460
Depreciation and amortization	1,528	1,388
(Gain) loss on sale of fixed assets	(49)	14
Bad debt expense	–	91
Changes in:
Accounts receivable	(227)	(301)
Other current assets	(81)	(53)
Accounts payable	118	(75)
Accrued liabilities – related party	39	–
Accrued liabilities	(21)	36
Net cash provided by operating activities	1,196	694

Cash Flows From Investing Activities:
Purchase of rental tools	(665)	(419)
Purchase of building, machinery and equipment	(415)	(1,242)
Proceeds from sale of fixed assets	107	24
Proceeds from disposal of assets	229	163
Net cash used in investing activities	(744)	(1,474)

Cash Flows From Financing Activities:
Proceeds from notes payable	161	749
Payments on notes payable	(79)	(64)
Payments on related party notes payable	(156)	(156)
Net cash (used in) provided by financing activities	(74)	529

Net change in cash	378	(251)
Cash at beginning of year	902	1,153
Cash at end of year	$1,280	$902
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$62	$24
Income taxes	$–	$–
Note payable – related party issued for intangible assets	$3,750	$–
Termination of Series B Preferred Stock	$1	$–

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Coil Tubing Technology Holdings, Inc., a Nevada corporation and its subsidiaries, Total Downhole Solutions, Inc. (“TDS”) and Coil Tubing Technology, Inc. (“CTT Texas”) Texas corporations and Coil Tubing Technology Canada Inc., an Alberta, Canada corporation (“CTT Canada”) and Excel Inspection, LLC (a 51% owned limited liability company). The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Rental Tools. Approximately 80% of the Company’s revenues were generated from rental equipment in 2014. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers cost” as they are purchased from a contract manufacturer. Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental revenue for the Company (approximately 4.1% in 2014). The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products of rental revenue, respectively.

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

Earnings Per Share. Basic earnings per common share equals net earnings attributable to common shareholders divided by the weighted average shares outstanding during the period. Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method. For the years ended December 31, 2014 and 2013 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of fully diluted net loss per common share.

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

Financial Instruments. Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, and debt. The Company carries cash, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. The fair values of the notes payable approximate carrying values based on the comparable market interest rates applicable to similar instruments.

Customer Deposits. The Company receives deposits from customers under certain agreements. Deposits are usually liquidated over the period of product deliveries.

Allowance for Doubtful Accounts. Accounts receivable consists of amounts billed and currently due from customers. The Company monitors the aging of its accounts receivable and related facts and circumstances to determine if an allowance should be established for doubtful accounts. The Company recorded an allowance of $104,607 as of December 31, 2014 and 2013, respectively. Bad debt expense was $-0- and $91,204 for the years ended December 31, 2014 and 2013, respectively.

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

Non-controlling Interest. Non-controlling interest in our majority-owned limited liability company, Excel Inspection, LLC, is included in the equity section of the consolidated balance sheets. Non-controlling interest represents 51% of the equity of Excel Inspection, LLC. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses of Excel Inspection, LLC. Any excess losses applicable to the non-controlling interests have been and are borne by the Company as there is no obligation of the non-controlling interests to fund any losses in excess of their original investment. There is also no obligation or commitment on the part of the Company to fund operating losses of any subsidiary whether wholly-owned or majority-owned. Excel Inspection, LLC. was formed in December 2014 and commenced operations in February 2015.

Recently Issued Accounting Pronouncements. We do not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on our financial position, results of operations or cash flow.

NOTE 2 – RENTAL TOOLS, NET

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of 5 years and are presented in the accompanying financial statements, net of accumulated depreciation of $4,316,834 and $3,171,693 as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, depreciation expense of $1,172,063 and $1,099,968, respectively, was included in the cost of revenue.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

		December 31,
Description	Life	2014	2013
Office equipment	5 years	$48,658	$35,870
Shop equipment	5 years	350,097	297,174
Vehicles	4 years	617,359	575,519
Leasehold improvements	10 years	130,088	180,562
Building	39 years	689,770	689,770
Land	N/A	194,000	194,000
		2,029,972	1,972,895
Less: accumulated depreciation		(455,462)	(473,329)
		$1,574,510	$1,499,566

For the years ended December 31, 2014 and 2013, depreciation expense was $255,437 and $208,565, respectively. During the year ended December 31, 2014 the Company traded in vehicles resulting in a gain of $49,422. During the year ended December 31, 2013, the Company traded in vehicles and disposed of obsolete equipment resulting in a loss of $14,533.

NOTE 4 - INTANGIBLE ASSETS, NET

In November 2010, the Company entered into an Intellectual Property Purchase Agreement (the “IP Agreement”) with Jerry Swinford, the Company’s then Chief Executive Officer and current Executive Vice President. Pursuant to the IP Agreement, the Company agreed to purchase the patents and pending patents owned and held by Mr. Swinford at the time of the agreement for $25,000 cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). Mr. Swinford reserved a first priority security interest over these patents until such time as the Swinford Notes are paid in full (the first note, in the amount of $475,000, was paid in full in January 2011). Effective on December 1, 2014, the Company purchased additional patents from Mr. Swinford through the issuance of a $3,750,000 note due in three years. All assets are pledged as collateral on this note with a guaranty by the Company and its subsidiaries.

Below is a summary of the Company’s intangible assets as of December 31, 2014, comprised of patents which were acquired from Jerry Swinford, the Company’s Executive Vice President and Chairman pursuant to the November 2010 IP Purchase Agreement and March 25, 2015 IP Assignment Agreement, provided that Mr. Swinford has a first priority security interest over the patents until such time as the $1,175,000 promissory notes he was provided in connection with the IP Purchase Agreement are satisfied in full ($91,000 remains outstanding at December 31, 2014) and the $3,750,000 owed pursuant to a promissory note which was provided in connection with the March 2015 IP Purchase Agreement.

Intangible assets consisted of the following:

		December 31,
Description	Life	2014	2013
Issued and pending patents - Total intangible assets	15 years	4,950,000	1,200,000
Less: accumulated amortization		(348,000)	(246,670)
Intangible assets, net		$4,602,000	$953,330

Amortization expense was $101,330 and $80,000 for the years ended December 31, 2014 and 2013, respectively and is reflected as a component of operating expenses in the accompanying consolidated financial statements.

Estimated amortization at December 31, 2014 is as follows:

Year Ending December 31,	Amount
2015	330,000
2016	330,000
2017	330,000
2018	330,000
2019 and after	3,282,000
Total	$4,602,000

NOTE 5 – NOTES PAYABLE

As of December 31, 2014 and 2013, the following promissory notes were outstanding:

	December 31,
	2014	2013
Notes payable – vehicle loans	$345,692	$244,137
Notes payable – building loan	626,459	645,874
Related party notes payable - Jerry Swinford	3,840,739	246,295
Total debt	4,812,890	1,136,306
Less current portion – current portion – notes payable – vehicle loans	(78,405)	(71,425)
Less current portion – current portion – notes payable – building loan	(20,422)	(19,415)
Less current portion – related party note payable	(90,739)	(155,556)
Long-term debt	$4,623,324	$889,910

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

Effective November 1, 2014, the Company entered into a contract to purchase an additional 6,000 square foot office/warehouse building and associated land located at 22315 Gosling Road, Spring, Texas 77389 at a purchase price of $1,060,000. The Company leased the building at a monthly lease of $6,500 until March 1, 2015 at which time the Company purchased the property. The Company paid $300,000 in cash and issued a fifteen year 7% note totaling $760,000 which is payable in monthly principal and interest payments of $6,831. The land and building is pledged as security for the note, as well as, a personal guaranty of Jason Swinford, our chief executive officer.

Vehicle Loans

The Company has entered into a number of loans for the purchase of vehicles used in its business. These vehicles are primarily used by sales and delivery personnel. These installment loans are generally two to six year loans at interest rates varying for 5.34% to 8.79% and are secured by the vehicles, and mature from one to six years. The vehicle loans are personally guaranteed by Jason Swinford, our chief executive officer.

Related Party Notes Payable

In November 2010, the Company entered into the IP Agreement with Jerry Swinford, the Company’s then Chief Executive Officer and current Executive Vice President. Pursuant to the IP Agreement, the Company agreed to purchase the patents and pending patents owned and held by Mr. Swinford at the time of the agreement for $25,000 cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). The first note, in the amount of $475,000 was paid in full in January 2011. The second note in the amount of $700,000 is due September 15, 2015, and is payable in equal monthly installments of $12,963. The notes are non-interest bearing. The Company also agreed to grant Mr. Swinford a security interest in all of the Company’s assets in connection with and to secure the repayment of the Swinford Notes and Coil Tubing Technology Holdings, Inc., the Company’s wholly-owned subsidiary (“Holdings”) also agreed, pursuant to a Guaranty Agreement, to guaranty the repayment of the Swinford Notes.

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

On March 25, 2015, and effective in December 2014, the Company entered into an Intellectual Property Purchase Agreement (the “2015 IP Purchase Agreement”) with Jerry Swinford, the Company’s Executive Vice President and Chairman. Pursuant to the 2015 IP Purchase Agreement, the Company agreed to purchase additional patents and pending patents owned and held by Mr. Swinford for $3,750,000 in the form of a promissory note payable to Mr. Swinford (the “2015 Swinford Note”). The Company obtained an independent valuation in order to determine the value of the patents. The note, in the amount of $3,750,000 is due January 1, 2018, together with interest at the rate of 3% per annum with monthly installments of $15,810 due commencing on January 1, 2017. The note can be prepaid earlier without penalty. The Company also agreed to grant Mr. Swinford a security interest in all of the assets acquired by the Company in order to secure the repayment of the Swinford Notes. Holdings, its subsidiaries and Excel Inspection, LLC also agreed, pursuant to a Guaranty, to guaranty the repayment of the 2015 Swinford Note.

Future maturities under the above mentioned notes payable at December 31, 2014 were as follows:

Year Ending December 31,	Amount
2015	189,566
2016	98,328
2017	178,369
2018	711,021
2019 and after	3,635,606
Total	$4,812,890

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

The total number of designated shares of the Company’s Series A Preferred Stock is one million (1,000,000). As of December 31, 2014 and 2013, the Company had -0- shares of its Series A Preferred Stock, $0.001 par value issued and outstanding. The Series A Preferred Stock has no dividend rights, no liquidation preference, no redemption rights and no conversion rights and has 51% voting rights or voting rights equal to 51% of the Company’s outstanding common stock.

The Company had one million (1,000,000) total designated shares of Series B Preferred Stock as of December 31, 2013, provided the Company currently has no designated shares of Series B Preferred Stock. As of December 31, 2014 and 2013, the Company had -0- and 1,000,000 shares of its Series B Preferred Stock, $0.001 par value issued and outstanding, respectively. The Series B Preferred Stock had no dividend rights, no liquidation preference, no redemption rights, no voting rights and conversion rights of 0.0667 shares of common stock for each one preferred share during the Option Period (the “Option”). The “Option Period”, beginning in November 2010 and terminated in November 2012, allowed the holder of such Series B Preferred Stock to purchase shares of Series A Preferred Stock of the Company for aggregate consideration of one hundred dollars and lasted for two years from the date that the holder of the Series A Preferred Stock no longer desired to hold the Series A Preferred Stock. Effective August 18, 2014, the Company filed a Certificate of Withdrawal of Certificate of Designation for the Company’s Series B Preferred Stock with the Secretary of State of Nevada, which became effective on the same date. As a result of the filing, effective August 18, 2014, the Company no longer has any Series B Preferred Stock designated.

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

Common Stock

As of December 31, 2014 and 2013, the Company had 15,651,827 shares of its $0.001 par value common stock issued and outstanding.

As of December 31, 2014, Mr. Herbert C. Pohlmann held 12,440,648 shares (12,242,397 directly and 198,251 through a trust) (or approximately 79.5%) of the Company’s issued and outstanding shares of common stock.

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

Stock Plans
Options initially reserved	833,333
Options issued under the 2012 plan	(600,000)
Securities available to be granted/issued at December 31, 2014	233,333
Options issued and outstanding under the plans as of December 31, 2014	600,000

The Company recognized total option expense of $204,855 and $459,865 for the years ended December 31, 2014 and 2013, respectively. The remaining amount of unamortized options expense at December 31, 2014 and 2013 was $119,574 and $324,429, respectively. The intrinsic value of outstanding as well as exercisable options at December 31, 2014 and 2013 was $-0-.

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

Activity in options during the year ended December 31, 2014 and related balances outstanding as of that date are reflected below:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contract Term
		(in dollars)	(in years)
Balance at December 31, 2014	1,203,334	$1.02	5.92
Exercisable at December 31, 2014	1,103,334	$1.02	5.92

Summary of options outstanding and exercisable as of December 31, 2014 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Options Outstanding	Number of Options Exercisable
$7.50	5.92	3,334	3,334
$1.00	5.92	1,200,000	1,100,000
$1.00 to 7.50	5.92	1,203,334	1,103,334

Activity in options during the year ended December 31, 2013 and related balances outstanding as of that date are reflected below:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contract Term
		(in dollars)	(in years)
Balance at December 31, 2013	1,203,334	$1.02	6.92
Exercisable at December 31, 2013	803,334	$1.03	6.92

Summary of options outstanding and exercisable as of December 31, 2013 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Options Outstanding	Number of Options Exercisable
$7.50	6.92	3,334	3,334
$1.00	6.92	1,200,000	800,000
$1.00 to 7.50	6.92	1,203,334	803,334

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

In January, 2012, the Company completed a private placement of 52,500 Units to a former director. Each Unit consisted of one share of common stock, and a warrant. Each warrant entitles the holder to purchase one additional share of common stock at a price of $1.00 per share at any time until January 5, 2017. The Company sold each Unit at a price of $1.00 per Unit, which represents total proceeds of $52,500. The relative fair value of the warrants issued was approximately 50% of the proceeds. The warrants vest upon issuance. Variables used in the Black-Scholes option-pricing model for the warrants issued include: (1) discount rate of 0.86%, (2) term of 5 years, (3) expected volatility of 437%, and (4) zero expected dividends.

In August, 2012, the Company granted John Callis, a former director of the Company (a) warrants to purchase 220,000 shares of common stock of the Company with a term of one (1) year and an exercise price of $1.00 per share, which warrants expired unexercised on August 8, 2013; and (b) warrants to purchase 52,500 shares of common stock of the Company with a term expiring on January 5, 2017 and an exercise price of $1.00 per share in consideration for funding previously provided to the Company. The relative fair value of the warrants issued was approximately 33% of the proceeds. In October 2011, John Callis purchased 166,667 shares of the Company’s common stock for consideration of $200,000 or $1.20 per share. The warrants vest upon issuance. Variables used in the Black- Scholes option-pricing model for the warrants issued include: (1) discount rate ranging from 0.18% to 0.69%, (2) term ranging from 1 to 4.4 years, (3) expected volatility ranging from 469% to 782%, and (4) zero expected dividends.

The intrinsic value of outstanding as well as exercisable warrants at December 31, 2014 and 2013 was $-0-.

Activity in warrants during the year ended December 31, 2014 and related balances outstanding as of that date are reflected below:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contract Term
		(in dollars)	(in years)
Balance at December 31, 2014	1,705,000	$1.00	1.96
Exercisable at December 31, 2014	1,705,000	$1.00	1.96

Summary of warrants outstanding and exercisable as of December 31, 2014 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$1.00	1.96	1,705,000	1,705,000
$1.00	1.96	1,705,000	1,705,000

Activity in warrants during the year ended December 31, 2013 and related balances outstanding as of that date are reflected below:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contract Term
		(in dollars)	(in years)
Balance at December 31, 2012	1,925,000	$1.00	2.96
Forfeited and canceled	220,000	$
Balance at December 31, 2013	1,705,000	$1.00	2.96
Exercisable at December 31, 2013	1,705,000	$1.00	2.96

Summary of warrants outstanding and exercisable as of December 31, 2013 is as follows:

Exercise Price	Weighted Average Remaining Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$1.00	2.96	1,705,000	1,705,000
$1.00	2.96	1,705,000	1,705,000

NOTE 8 - INCOME TAXES

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2014	December 31, 2013
Provision (benefit) at statutory rate	$(107,000)	$(295,000)
Net operating loss utilization	(144,000)	(55,000)
Other adjustments	129,000	140,000
Non-deductible expenses	86,000	156,000
Change in valuation allowance	36,000	54,000
	$–	$–

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, are presented below:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforward	$1,218,000	$1,362,000
Deferred tax assets	1,218,000	1,362,000

Deferred tax liabilities:
Property and equipment	(776,000)	(957,000)
Deferred tax liabilities	(776,000)	(957,000)

Net deferred tax assets	442,000	405,000
Valuation allowance	(442,000)	(405,000)
	$–	$–

The Company has determined that a valuation allowance of $442,000 at December 31, 2014, is necessary to reduce the net deferred tax assets to the amount that will more than likely than not be realized. The change in valuation allowance, net of the reduction of the deferred tax asset for the use of the net operating loss, for 2014 was approximately $442,000. As of December 31, 2014, the Company has an approximate net operating loss carry-forward of $4,400,000, which is available to offset future federal taxable income, if any, with expiration in starting in 2022.

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

NOTE 9 – CONCENTRATION OF RISK

The Company had gross sales of $6,865,890 and $6,143,093 for the years ended December 31, 2014 and 2013, respectively. The Company had two customers each representing approximately 9% of gross sales and two customers representing approximately 13% and 19% of total accounts receivable for the year ended December 31, 2014. The Company had two customers representing approximately 17% and 18% of gross sales and 15% and 37% of total accounts receivable for the year ended December 31, 2013.

The Company supplies a full line of tools to oil companies, coiled tubing operators and well servicing companies. A significant amount of the Company’s customers are in the oil and gas industry. Volatility or decline in oil and natural gas prices may result in reduced demand for our products and services which may adversely affect our business, financial condition and results of operation.

The Company has a Distribution Agreement in place with Supreme Oilfield Services (“Supreme”) pursuant to which Supreme has agreed to distribute the Company’s products in the area south and west of Corpus Christi, Texas. The agreement was effective May 5, 2010, and renewable for successive one year terms thereafter until terminated by any party for any reason with ninety (90) days prior written notice. The Distribution Agreement, similar to other distribution agreements the Company has entered into in the past and which the Company may enter into in the future provides for the Company to train the employees of the distributor, provide product literature, expense reimbursements, and engineering and field support and that the parties will work together to jointly promote the products subject to such Distribution Agreement. Total rentals for products under this agreement were approximately $1,320,000 (19% of total revenue) and $2,056,000 (33% of total revenue) for the years ended December 31, 2014 and 2013, respectively.

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

On July 25, 2013, Eric Cohen (a shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit sought monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or sought a buyout of Mr. Cohen’s interest in the Company. The suit also sought legal fees and pre-and-post judgment interest. The suit alleged “minority shareholder oppression” and “breach of fiduciary duty” in connection with the actions of Defendants, i.e., that Defendants engaged in wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendants (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputed Mr. Cohen’s claims, engaged legal counsel in the matter and filed an answer to the complaint denying Cohen’s allegations. On January 27, 2014, the Company filed a counterclaim against Eric Cohen (plaintiff) requesting damages and attorneys’ fees incurred in the case. In November 2014, the parties entered into a Settlement and Mutual Release Agreement, whereby the Company agreed to repurchase the shares held by Mr. Cohen which were the subject of the litigation for $11,448, and to pay certain of Mr. Cohen’s legal fees and costs in the amount of $51,553; the parties each agreed to dismiss their actions against the other with prejudice; and the parties each released each other and their representatives from all claims, causes of actions and damages. The shares previously held by Mr. Cohen were cancelled in March 2015. Additionally, the Company has paid Cohen all amounts due pursuant to the terms of the settlement to date. Following the date hereof the Company expects that each party will dismiss their claims against the other with prejudice.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1,560 square feet of warehouse and office space in Red Deer, Alberta, Canada, which lease arrangement is in effect from November 3, 2014 through November 3, 2015. Rent due under the lease is $1,300 per month plus the Company’s portion of common expenses associated with the rental property which total approximately $651 per month and goods and service tax of approximately $98 per month, for a total monthly rental expense of approximately $2,049 Canadian dollars (approximately $1, 640 U.S. dollars) per month during the term of the lease.

The above mentioned lease expires in October 2015 and the related total lease expense is $16,400.

As disclosed in Note 5, effective November 1, 2014, the Company entered into a contract to purchase an additional 6,000 square foot office/warehouse building and associated land located at 22315 Gosling Road, Spring, Texas 77389 at a purchase price of $1,060,000. The Company leased the building at a monthly lease of $6,500 until March 1, 2015 at which time the Company closed on the purchase.

NOTE 12 - RELATED PARTY TRANSACTIONS

Executive Bonuses

The Company paid bonuses to executive management totaling $169,586 and $142,510 for the years ended December 31, 2014 and 2013, respectively.

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

Pursuant to the Second Amendment, (i) Mr. Jason Swinford received an option to purchase an additional 100,000 shares of the Company’s common stock at $1.00 per share, vesting on December 31, 2014, (ii) the option to purchase shares (401,667 in aggregate) was extended from five years to ten years, (iii) a profit bonus equal to 2.5% of the Company’s gross profit for the 2013 fiscal year (in lieu of the EBITDA bonus), and (iv) a transaction bonus ranging from $3 million to $5 million based on certain corporate events. The Third Amendment clarified the terms of the gross profit bonus described in the Second Amendment and corrected the expiration date of the options (November 30, 2020) as previously set forth in the option agreements evidencing such options. In March 2013, and effective as of October 10, 2012, Mr. Jason Swinford entered into a fourth amendment to his employment agreement with the Company, pursuant to which the Company agreed to modify the vesting date of stock options to purchase 100,000 shares of the Company’s common stock from December 31, 2012 to December 31, 2013.

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

NOTE 13 – SUBSEQUENT EVENTS

As disclosed in Notes 5 and 11, effective November 1, 2014, the Company entered into a contract to purchase an additional 6,000 square foot office/warehouse building and associated land located at 22315 Gosling Road, Spring, Texas 77389 at a purchase price of $1,060,000. The Company leased the building at a monthly lease of $6,500 until March 1, 2015 at which time the Company purchased the property. The Company paid $300,000 in cash and issued a fifteen year 7% note totaling $760,000 which is payable in monthly principal and interest payments of $6,831. The land and building is pledged as security for the note, as well as, a personal guaranty of Jason Swinford, our chief executive officer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Effective November 1, 2014, the Company entered into a contract to purchase an additional 6,000 square foot office/warehouse building and associated land located at 22315 Gosling Road, Spring, Texas 77389 at a purchase price of $1,060,000. The Company leased the building at a monthly rate of $6,500, until March 1, 2015, at which time the Company purchased the property. The Company paid $300,000 in cash and issued a fifteen year 7% note to the seller totaling $760,000 which is payable in monthly principal and interest payments of $6,831. The land and building is pledged as security for the note, and our Chief Executive Officer, Jason Swinford, also provided the seller a personal guaranty.

On March 25, 2015, and effective in December 2014, the Company entered into an Intellectual Property Purchase Agreement (the “2015 IP Purchase Agreement”) with Jerry Swinford, the Company’s Executive Vice President and Chairman. The Company had originally purchased various intellectual property and patents from Mr. Swinford in November 2010 for $1.2 million, which purchase agreement also required that Mr. Swinford enter into an agreement with the Company agreeing that all future intellectual property and patents developed by Mr. Swinford would automatically become the property of the Company in consideration for the salary payable to Mr. Swinford under the terms of his employment agreement entered into at the same time (the “At-Will Employment Agreement”). Notwithstanding the terms of the prior November 2010 agreement, the parties intended at the time of their entry into the original agreement, that in-process and non-commercialized intellectual property and technology owned by Mr. Swinford in November 2010 (the “In-Process Technology”), would be acquired by the Company at a future time subsequent to the date of the original agreements and for additional consideration, once such intellectual property and technology was fully-developed and commercialized, which the parties believe has occurred to date. The purchase of the In-Process Technology was further documented and memorialized by an Intellectual Property Assignment agreement (the “2015 IP Assignment Agreement”).

Pursuant to the 2015 IP Purchase Agreement, the parties amended the At-Will Employment Agreement to carve-out the In-Process Technology, which included various patents and pending patents in the Company’s name, which relate to the Company’s tools and products, which the parties agreed should never have been transferred to the Company in the first place. The Company agreed to purchase the In-Process Technology for $3,750,000 in the form of a promissory note payable to Mr. Swinford (the “2015 Swinford Note”). The Company obtained an independent valuation in order to determine the value of the In-Process Technology. Moving forward all patents, pending patents and other intellectual property whatsoever developed by Mr. Swinford while employed by the Company will automatically be owned by the Company for no additional consideration.

The 2015 Swinford Note has an effective date of December 1, 2014 and is due and payable on January 1, 2018. The 2015 Swinford Note bears interest at the rate of 3% per annum (12% upon the occurrence of an event of default), with payments of interest only due until January 1, 2017, and amortizing payments of $15,810 due monthly thereafter until maturity. The 2015 Swinford Note contains usual and standard events of defaults and further provides that in the event of a change of control transaction involving the Company, including the sale of 25% or more of the Company’s outstanding voting securities, a merger or consolidation where the Company is not the surviving entity, or a liquidation or dissolution, the Note is required to be repaid immediately. The 2015 Swinford Note can be prepaid at any time without penalty.

The Company also agreed to grant Mr. Swinford a security interest in the patents, pending patents and other intellectual property acquired by the Company pursuant to the 2015 IP Purchase Agreement in order to secure the repayment of the 2015 Swinford Note. Finally, Holdings and its subsidiaries and Excel Inspection, LLC (the Company’s 51% owned limited liability company) also agreed, pursuant to a Guaranty, to guaranty the repayment of the 2015 Swinford Note.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position	Date First Appointed As Director Or Officer
Jason L. Swinford	35	Chief Executive Officer and Director	December 2011
Jerry L. Swinford	66	Executive Vice President, Secretary, Treasurer and Director	August 2006
Richard R. Royall	68	Chief Financial Officer	March 2013

Biographical information for our officers and directors are set forth below:

Jason L. Swinford. Jason L. Swinford served as our Chief Operating Officer from November 1, 2010 to December 2011, when he was appointed as Chief Executive Officer. Mr. Swinford has served as a director of the Company since December 2011. Mr. Swinford’s career with the Company began as Operations Manager of Holdings in 1999 when Holdings was founded. Mr. Swinford was responsible for establishing and organizing the manufacturing operating procedures, supervision of employees and the marketing effort. In April 2005, Mr. Swinford left the Company to become President of Houston Vehicles Unlimited (“HVU”), a private equity company. Since August 2007, Mr. Swinford has served on the Board of Directors of and as the Secretary of Steplyn Holdings (“Steplyn”). Steplyn is a privately owned entity. Since returning to the Company in November 2010, Mr. Swinford has supervised the day to day operations, sales and manufacturing of the Company. During the last eighteen months, Mr. Swinford established and developed a successful sales force that not only services the initial sales territories of Texas, Oklahoma and Louisiana, but has extended the Company’s presence into California, Colorado, North Dakota, New Mexico, Pennsylvania, Utah, West Virginia, Wyoming and Canada.

Qualifications as Director:

Mr. Swinford’s significant experience as an officer and employee of the Company, as well as his other management experience gained through his time spent with HVU gives Mr. Swinford significant insight into the Company’s operations and provides him with unique experience which he uses as a member of the Board of Directors of the Company.

Jerry L. Swinford. Jerry L. Swinford served as our Chief Financial Officer from January 2006 until January 2013 and has served as our Secretary since 2006. Since December 2011, Mr. Swinford has served as our Executive Vice President. From January 2006 to December 2011, Mr. Swinford served as our Chief Executive Officer. From January 2006 to December 2011, Mr. Swinford served as our President. Since August 2006, Mr. Swinford has served as a director of the Company, serving as Chairman since December 2011. Since January 2006, Mr. Swinford has served as our Secretary. Mr. Swinford has served as the President of and as a Director of Steplyn since August 2007. Mr. Swinford served as the President and Chief Executive Officer of Holdings from July 1999 to June 2009 and from November 2010 to present (Mr. Swinford served as Vice President of Holdings from June 2009 to November 2010), and as Chief Financial Officer, Secretary and Treasurer of Holdings since May 2007. Mr. Swinford served as Director of Holdings from April 2002 until March 2005, and has served as sole director of Holdings from August 2006 to present. For more than fifteen years, Mr. Swinford was employed by Dresser Industries where he held various research and development and managerial positions.

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

Richard R. Royall. Effective March 4, 2013, Richard R. Royall was appointed as the Chief Financial Officer of the Company. Mr. Royall has served as a director of ERF Wireless, Inc. (ERFB:OTCQB) since March 2008 and served as Chief Financial Officer of ERF Wireless, Inc. from March 2008 to March 2014. Mr. Royall is a certified public accountant and since 1972, has been engaged in the private practice of accounting with a concentration of expertise in accounting, mergers, acquisitions and SEC registrations and filings including implementation of SOX 404 compliance. Mr. Royall has been a partner in Royall & Fleschler since 1987, a private accounting firm focused on taxation and professional services to emerging companies. Mr. Royall holds a bachelors of business administration with a concentration on accounting from the University of Texas at Austin.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships:

Jason Swinford is the son of Jerry Swinford.

Board Leadership Structure

The roles of Chairman and Chief Executive Officer of the Company are currently held separately. Jerry Swinford serves as Chairman and Jason Swinford, his son, serves as Chief Executive Officer. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board of Directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management and the members of our Board of Directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our Chief Executive Officer, while enabling Jerry Swinford, as Chairman to facilitate our Board of Directors’ oversight of management. The Board of Directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Board of Directors Meetings

The Company had four official meetings of the Board of Directors of the Company during the last fiscal year ended December 31, 2014. All of the Company’s directors attended at least 75% of the Company’s meetings. All other actions of the Board of Directors were taken via written consent. The Company did not hold an annual meeting of stockholders in fiscal 2014, 2013 or 2012. The Company encourages, but does not require all directors to be present at annual meetings of shareholders.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Director’s approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The Board of Directors exercises direct oversight of strategic risks to the Company.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or which otherwise are required to file periodic reports under the Exchange Act).

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2014 and 2013. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2013, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000 (provided that our only executive officers are Jerry Swinford, Jason Swinford and Richard Royall), and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name And Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jerry L. Swinford Former President, Former CEO, Executive Vice President,	2014	120,000	84,793	–	–	18,169 (4)	222,962
Former Chief Financial Officer and Chairman (1)(2)	2013	120,000	71,255	–	300,000 (3)	17,661 (5)	508,916
Jason L. Swinford CEO,	2014	200,000	84,793	–	-	–22,518 (6)	307,311
Former Chief Operating Officer, and Director (1)	2013	200,000	71,255	–	300,000 (3)	21,927 (7)	593,182
Richard R. Royall CFO (2)	2014	180,000(8)	–	–	–	–	180,000
	2013	73,800(9)	–	–	–	–	73,800
John N. Bingham Former CFO (2)	2014	–	–	–	–	–	–
	2013	5,450	–	–	–	–	5,450

This table does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since December 31, 2014.

(1)	Jason Swinford was appointed as Chief Operating Officer in November 2010 and as Chief Executive Officer in December 2011 upon the resignation of Jerry Swinford as Chief Executive Officer of the Company.
(2)	From January 2006 to January 2013, Mr. Swinford served as our Chief Financial Officer. Effective January 7, 2013, John N. Bingham was appointed as Acting Chief Financial Officer of the Company. Effective February 28, 2013, Mr. Bingham was terminated as the Company’s Acting Chief Financial Officer. Effective March 4, 2013, Richard R. Royall was appointed as the Chief Financial Officer of the Company.
(3)	Represents the value of options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. A total of 200,000 of the options to purchase shares of common stock vested to the individual as of December 31, 2013 and a total of 100,000 of the options to purchase shares of common stock vested to the individual as of December 31, 2014.
(4)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $7,369 in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.
(5)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $6,861 in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.
(6)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $11,718 in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.
(7)	Includes $10,800 ($900 per month for twelve months) paid as an automobile allowance to Mr. Swinford, which vehicle he drove for personal and work purposes and $11,127 in health insurance premiums for Mr. Swinford and his wife, which are paid for by the Company.
(8)	Includes $45,000 ($5,000 per month for nine months) paid as compensation for financial related work and $28,800 paid for consulting services.
(9)	Includes $60,000 ($5,000 per month for twelve months) paid as compensation for financial related work and $120,000 paid for consulting services.

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

2014 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2014 for each of our executive officers who hold equity awards:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jason L. Swinford	1,667	–	$7.50	11/30/2020
	400,000	–	$1.00	11/30/2020

Jerry L. Swinford	1,667	–	$7.50	11/30/2020
	400,000	–	$1.00	11/30/2020

2014 Director Compensation

There were no non-executive directors during the last fiscal year.

We do not have any policy regarding the compensation of directors and paid no compensation for director services during the year ended December 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 30, 2015, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (d) all current directors and executive officers, as a group. As of March 30, 2015, there were 15,632,425 shares of common stock issued and outstanding. Other than our common stock, we have no other series of stock outstanding.

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

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%:
Herbert C. Pohlmann	14,340,648	(2)	81.8%

Officers and Directors(5):
Jason L. Swinford	401,667	(3)	2.51%
Jerry L. Swinford	411,667	(4)	2.57%
Richard R. Royall	–		–
All directors and executive officers as a group (3 persons)	813,334		5.08%

(1)	Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Coil Tubing Technology, Inc., 22305 Gosling Road, Spring, Texas 77389.
(2)	Consisting of (i) 12,242,397 shares of common stock held personally; (ii) 198,251 held in a family trust managed by Mr. Pohlmann, (iii) 1,600,000 shares underlying exercisable warrants (which have an exercise price of $1.00 per share and an expiration date of December 14, 2016); and (iv) 300,000 shares underlying exercisable options (which have an exercise price of $1.00 per share and expire in August 2022). Does not include options to purchase 100,000 shares of the Company’s common stock which vest to Mr. Pohlmann on December 31, 2015.
39

(3)	Consisting of 401,667 shares underlying exercisable options (1,667 of which have an exercise price of $7.50 per share and 400,000 of which have an exercise price of $1.00 per share, all of which options expire if unexercised on November 30, 2020).
(4)	Consisting of (i) 10,000 shares of common stock held and 401,667 shares underlying exercisable options (1,667 of which have an exercise price of $7.50 per share and 400,000 of which have an exercise price of $1.00 per share, all of which options expire if unexercised on November 30, 2020).
(5)	John N. Bingham, our former Chief Financial Officer, is not included in the table above even though he is a Named Executive Officer, as the Company is not aware of Mr. Bingham owning any voting securities of the Company, and Mr. Bingham resigned in February 2013.

Changes in Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the past two fiscal years there have been no transactions between us and any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, except as set forth below or otherwise disclosed above under “Item 11. Executive Compensation”.

In January 2013, the Company’s former director and majority shareholder, Herbert C. Pohlmann, gifted 1,650,000 shares of restricted common stock of the Company which he held to two irrevocable family trusts in the names of his daughters (825,000 shares in total to each trust).

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

Effective November 1, 2014, the Company entered into a contract to purchase a 6,000 square foot office/warehouse building and associated land located at 22315 Gosling Road, Spring, Texas 77389 at a purchase price of $1,060,000. The Company leased the building at a monthly rate of $6,500, until March 1, 2015, at which time the Company purchased the property. The Company paid $300,000 in cash and issued a fifteen year 7% note to the seller totaling $760,000 which is payable in monthly principal and interest payments of $6,831. The land and building is pledged as security for the note, and our Chief Executive Officer, Jason Swinford, also provided the seller a personal guaranty.

On March 25, 2015, and effective in December 2014, the Company entered into an Intellectual Property Purchase Agreement (the “2015 IP Purchase Agreement”) with Jerry Swinford, the Company’s Executive Vice President and Chairman. The Company had originally purchased various intellectual property and patents from Mr. Swinford in November 2010 for $1.2 million, which purchase agreement also required that Mr. Swinford enter into an agreement with the Company agreeing that all future intellectual property and patents developed by Mr. Swinford would automatically become the property of the Company in consideration for the salary payable to Mr. Swinford under the terms of his employment agreement entered into at the same time (the “At-Will Employment Agreement”). Notwithstanding the terms of the prior November 2010 agreement, the parties intended at the time of their entry into the original agreement, that in-process and non-commercialized intellectual property and technology owned by Mr. Swinford in November 2010 (the “In-Process Technology”), would be acquired by the Company at a future time subsequent to the date of the original agreements and for additional consideration, once such intellectual property and technology was fully-developed and commercialized, which the parties believe has occurred to date. The purchase of the In-Process Technology was further documented and memorialized by an Intellectual Property Assignment agreement (the “2015 IP Assignment Agreement”).

Pursuant to the 2015 IP Purchase Agreement, the parties amended the At-Will Employment Agreement to carve-out the In-Process Technology, which included various patents and pending patents in the Company’s name, which relate to the Company’s tools and products, which the parties agreed should never have been transferred to the Company in the first place. The Company agreed to purchase the In-Process Technology for $3,750,000 in the form of a promissory note payable to Mr. Swinford (the “2015 Swinford Note”). The Company obtained an independent valuation in order to determine the value of the In-Process Technology. Moving forward all patents, pending patents and other intellectual property whatsoever developed by Mr. Swinford while employed by the Company will automatically be owned by the Company for no additional consideration.

The 2015 Swinford Note has an effective date of December 1, 2014 and is due and payable on January 1, 2018. The 2015 Swinford Note bears interest at the rate of 3% per annum (12% upon the occurrence of an event of default), with payments of interest only due until January 1, 2017, and amortizing payments of $15,810 due monthly thereafter until maturity. The 2015 Swinford Note contains usual and standard events of defaults and further provides that in the event of a change of control transaction involving the Company, including the sale of 25% or more of the Company’s outstanding voting securities, a merger or consolidation where the Company is not the surviving entity, or a liquidation or dissolution, the Note is required to be repaid immediately. The 2015 Swinford Note can be prepaid at any time without penalty.

The Company also agreed to grant Mr. Swinford a security interest in the patents, pending patents and other intellectual property acquired by the Company pursuant to the 2015 IP Purchase Agreement in order to secure the repayment of the 2015 Swinford Note. Finally, Holdings and its subsidiaries and Excel Inspection, LLC (the Company’s 51% owned limited liability company) also agreed, pursuant to a Guaranty, to guaranty the repayment of the 2015 Swinford Note.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended December 31, 2014, and 2013, the aggregate fees billed by the Company’s principal independent auditors, LBB & Associates Ltd., LLP (“LBB”) were as follows:

	December 31, 2014	December 31, 2013
Audit fees	$58,900	$63,750
Audit related fees	$–	$–
Tax fees	$–	$–
All other fees	$–	$–

Audit Fees

Consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly condensed consolidated financial statements and services that are normally provided by LBB, in connection with statutory and regulatory filings or engagements.

The Board of Directors has considered the nature and amount of fees billed by LBB and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB’s independence.

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

Coil Tubing Technology, Inc.

Dated: March 30, 2015

By: /s/ Jason L. Swinford
Jason Swinford
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jason L. Swinford

Jason Swinford

Chief Executive Officer (Principal Executive Officer) and Director

Dated: March 30, 2015

By: /s/ Richard R. Royall

Richard R. Royall

Chief Financial Officer (Principal Financial/Accounting Officer)

Dated: March 30, 2015

By: /s/ Jerry L. Swinford

Jerry Swinford

Executive Vice President, Chairman, Secretary and Treasurer

Dated: March 30, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/Furnished Herewith	Form	Exhibit	Filing Date/Period End Date
2.1	Definitive Acquisition Purchase Agreement		10	2.1	1/23/12
2.2	Agreement For Exchange of Common Stock between Grifco and Coil Tubing		10	2.2	1/23/12
2.3	Plan and Agreement of Merger and Reorganization		10	2.3	1/23/12
3.1	Articles of Incorporation		10	3.1	1/23/12
3.2	Articles of Merger		10	3.2	1/23/12
3.3	Series A Preferred Stock Designation		10	3.3	1/23/12
3.4	Series B Preferred Stock Designation		10	3.4	1/23/12
3.5	Certificate of Amendment (increasing authorized shares to 750,000,000 shares of common stock)		10	3.5	1/23/12
3.6	Certificate of Amendment (increasing authorized shares to 1,990,000,000 shares of common stock)		10	3.6	1/23/12
3.7	Certificate of Amendment (increasing authorized shares to 4,990,000,000 shares of common stock)		10	3.7	1/23/12
3.8	Certificate of Amendment (affecting 1:300 reverse split and authorization of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock)		10	3.8	1/23/12
3.9	Bylaws (Nevada)		10	3.9	1/23/12
4.1	Coil Tubing Technology, Inc. 2010 Stock Incentive Plan**		10	4.1	1/23/12
4.2	Coil Tubing Technology, Inc. 2012 Stock Incentive Plan**		10	4.2	1/23/12
10.1	Hammelmann Statement of Understanding Coil Tubing Cleaner		10	10.1	1/23/12
10.2	Hammelmann Statement of Understanding 5 1/8” RotorJet and TurboJet		10	10.2	1/23/12
10.3	Agreement and Release between Grifco and Coil Tubing		10	10.3	1/23/12
10.4	Restatement and Novation of Agreement for Exchange of Common Stock between Grifco and Coil Tubing		10	10.4	1/23/12
10.5	Employment Agreement with Jerry Swinford**		10	10.5	1/23/12
10.6	At-Will Employment, Non-Competition, Confidential information, Invention Assignment and Arbitration Agreement with Jerry Swinford**		10	10.6	1/23/12
10.7	Employment Agreement with Jason Swinford**		10	10.7	1/23/12
10.8	At-Will Employment, Non-Competition, Confidential information, Invention Assignment and Arbitration Agreement with Jason Swinford**		10	10.8	1/23/12
10.9	Intellectual Property Purchase Agreement Between Jerry Swinford and the Company**		10	10.9	1/23/12
10.10	Secured Promissory Note ($475,000) – November 30, 2010**		10	10.10	1/23/12
10.11	Secured Promissory Note ($700,000) – November 30, 2010**		10	10.11	1/23/12
10.12	Guaranty Agreement, Whereby Holdings Guaranteed The Repayment of Jerry Swinford’s Notes**		10	10.12	1/23/12
10.13	Cancellation, Resignation, Repayment and Issuance Agreement with Charles Wayne Tynon**		10	10.13	1/23/12
10.14	Voting Agreement Between Herbert C. Pohlmann and Jerry Swinford**		10	10.14	1/23/12
10.15	Anti-Dilution and Make Whole Agreement with Herbert C. Pohlmann**		10	10.15	1/23/12
10.16	First Amendment to Anti-Dilution and Make Whole Agreement with Herbert C. Pohlmann**		10	10.16	1/23/12

10.17	First Amendment to Employment Agreement with Jerry Swinford**	10	10.17	1/23/12
10.18	First Amendment to Employment Agreement with Jason Swinford**	10	10.18	1/23/12
10.19	Intellectual Property Assignment Agreement between Jerry Swinford and the Company**	10	10.19	1/23/12
44

10.20	Form of Common Stock Purchase Warrant (granted in connection with the January 2012 sale of Units)**		10	10.21	1/23/12
10.21	Distribution Agreement with Supreme Oilfield Services		S-1	10.22	10/16/12
10.22	Second Amendment to Employment Agreement with Jerry Swinford**		S-1	10.23	10/16/12
10.23	Second Amendment to Employment Agreement with Jason Swinford**		S-1	10.24	10/16/12
10.24	Stock Option Agreement – Jerry Swinford**		S-1	10.25	10/16/12
10.25	Stock Option Agreement – Jason Swinford**		S-1	10.26	10/16/12
10.26	Stock Option Agreement – Herbert C. Pohlmann**		S-1	10.27	10/16/12
10.27	Third Amendment to Employment Agreement with Jerry Swinford**		S-1	10.28	10/16/12
10.28	Third Amendment to Employment Agreement with Jason Swinford**		S-1	10.29	10/16/12
10.29	Series A Preferred Stock Cancellation Agreement**		S-1	10.29	12/13/12
10.30	Fourth Amendment to Employment Agreement with Jerry Swinford**		10-K	10.30	12/31/12
10.31	Fourth Amendment to Employment Agreement with Jason Swinford**		10-K	10.31	12/31/12
10.32	Letter Agreement with Royall and Fleschler (March 5, 2013)**		10-K	10.32	12/31/12
10.33	Fifth Amendment to Executive Employment Agreement with Jason Swinford (July 30, 2013)**		8-K	10.1	8/5/13
10.34	Promissory Note with Bank of Houston (October 25, 2013)		8-K	10.1	10/31/13
10.35*	Promissory Note with Arnold & Norma Rodriguez Family Limited Partnership (February 27, 2015)	X
10.36*	Intellectual Property Purchase Agreement Between Jerry Swinford and the Company (March 25, 2015)**	X
10.37*	Secured Promissory Note ($3.75 Million) – Coil Tubing Technology, Inc. and Jerry Swinford - March 25, 2015**	X
10.38*	Guaranty Agreement – Coil Tubing Technology Holdings, Inc., Total Downhole Solutions, Inc., Coil Tubing Technology, Inc., Coil Tubing Technology Canada Inc. and Excel Inspection, LLC, in favor of Jerry Swinford - March 25, 2015**	X
10.39*	Intellectual Property Assignment Agreement between Jerry Swinford and the Company - March 25, 2015**	X
21.1*	Subsidiaries	X
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS#	XBRL Instance Document	X
101.SCH#	XBRL Taxonomy Extension Schema Document	X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	X

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