Form 10-Q
period 2015-03-31
COIL TUBING TECHNOLOGY, INC.
filed 2015-05-14
CIK 1084463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

Registrant's telephone number, including area code: (281) 651-0200

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

The number of shares outstanding of the registrant's $0.001 par value common stock on May 14, 2015 is 15,632,425 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2015 and December 31, 2014

($ in thousands except share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$979	$1,280
Accounts receivable, net	1,581	2,102
Other current assets	71	194
Total Current Assets	2,631	3,576

Rental tools, net	2,127	2,325
Property and equipment, net	2,667	1,575
Intangible assets, net	4,520	4,602
Total Assets	$11,945	$12,078

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$411	$450
Accrued liabilities	123	89
Related party accrued liabilities	37	39
Related party notes payable - current	52	91
Notes payable - current	130	99
Total Current Liabilities	753	768

Long-Term Liabilities:
Related party notes payable, net of current portion	3,750	3,750
Notes payable, net of current portion	1,579	873
Total Liabilities	6,082	5,391

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized Series A Preferred Stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	–	–
Series B Convertible Preferred Stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common Stock, $.001 par value, 200,000,000 shares authorized; 15,632,425 and 15,651,827 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	16	16
Additional paid-in capital	10,065	10,047
Accumulated deficit	(4,208)	(3,376)
Total Coil Tubing Technology, Inc. Stockholders' Equity	5,873	6,687
Non-controlling interest	(10)	–
Total Stockholders’ Equity	5,863	6,687

Total Liabilities and Stockholders' Equity	$11,945	$12,078

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2015 and 2014

($ in thousands except share data)

(Unaudited)

	March 31,
	2015	2014
Revenue:
Rental revenue	$1,093	$1,249
Product revenue	59	18
Inspection revenue	9	–
Total revenue	1,161	1,267

Cost of revenue:
Compensation and benefits	235	213
Material, supplies and support service	174	212
Facilities and support expenses	45	41
Depreciation of rental tools	301	284
Total cost of revenue	755	750

Gross profit	406	517

Operating Expenses:
Compensation and benefits	209	210
Selling and marketing	361	384
General and administrative	443	301
Depreciation and amortization	154	84
Gain (loss) on sale of fixed assets	–	(1)
Total operating expenses	1,167	978

Loss from operations	(761)	(461)

Other income (expense):
Other income (expense)	(39)	1
Interest expense	(42)	(13)
Total other income (expense)	(81)	(12)

Consolidated net loss	$(842)	$(473)
Net income attributable to non-controlling interest	10	–
Net loss attributable to Coil Tubing Technology, Inc.	$(832)	$(473)

Net loss per common share:
Basic and diluted loss	$(0.05)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	15,632,425	15,651,827

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

($ per thousands)

(Unaudited)

	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(842)	$(473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	30	51
Depreciation and amortization	455	368
(Gain) loss on sale of fixed assets	–	(1)
Bad debt expense	95	–
Changes in:
Accounts receivable	425	168
Other current assets	122	30
Accounts payable	(39)	259
Accrued liabilities – related party	(2)	–
Accrued liabilities	34	119
Net cash provided by operating activities	278	521

Cash Flows From Investing Activities:
Purchase of rental tools	(135)	(207)
Proceeds from sale of lost tools	39	42
Purchase of building, machinery and equipment	(1,170)	(127)
Proceeds from sale of fixed assets	–	10
Net cash used in investing activities	(1,266)	(282)

Cash Flows From Financing Activities:
Proceeds from notes payable	765	51
Payments on notes payable	(28)	(32)
Payments on related party notes payable	(39)	(39)
Retirement of common stock	(11)	–
Net cash provided by (used in) financing activities	687	(20)

Net increase (decrease) in cash	(301)	219
Cash at beginning of period	1,280	902
Cash at end of period	$979	$1,121

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$42	$13
Income taxes	$6	$–

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Nature of the Company

Coil Tubing Technology, Inc. (“we” or the “Company”) was formed in 2005 to specialize in the design and production of proprietary tools for the coil tubing industry. The Company concentrates on four categories of coil tubing applications: (1) tubing fishing, (2) tubing work over, (3) coil tubing drilling, and (4) the inspection of tubulars and coil tubing. The Company supplies a full line of tools to oil companies, coiled tubing operators and well servicing companies. The Company focuses on the development, marketing, sales and rental of advanced tools, inspections and related technical solutions for use with coil tubing and jointed pipe in the bottom hole assembly for the exploration and production of hydrocarbons.

Basis of Accounting

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Coil Tubing Technology Holdings, Inc., a Nevada corporation (“Holdings”) and its subsidiaries, Total Downhole Solutions, Inc. (“TDS”) and Coil Tubing Technology, Inc. (“CTT Texas”), Texas corporations; and Coil Tubing Technology Canada Inc., an Alberta, Canada corporation (“CTT Canada”); and Excel Inspection, LLC (a 51% owned limited liability company). The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2014 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2014 as reported in Form 10-K have been omitted.

NOTE 2 – RENTAL TOOLS, NET

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of five years and are presented in the accompanying financial statements, net of accumulated depreciation of $4,611,604 and $4,316,834 as of March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, depreciation expense of $301,000, and $284,000, respectively, was included in the cost of revenue.

NOTE 3 – ACCOUNTS RECEIVABLE

As of March 31, 2015 and December 31, 2014, accounts receivable, net consists of the following (in thousands):

	2015	2014
Accounts receivable	$1,781	$2,207
Allowance for doubtful accounts	(200)	(105)
Accounts receivable, net	$1,581	$2,102

NOTE 4 – NOTES PAYABLE

Notes payable as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	2015	2014
Notes payable – vehicle loans	$328	$346
Notes payable – building loans	1,381	626
Related party notes payable - Jerry Swinford	3,802	3,841
Total debt	5,511	4,813
Less current portion:
Note payable – vehicle loans	(80)	(79)
Notes payable – building loans	(50)	(20)
Related party notes payable – Jerry Swinford	(52)	(91)
Long-term debt	$5,329	$4,623

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

Vehicle Loans

The Company has entered into a number of loans for the purchase of vehicles used in its business. These vehicles are primarily used by sales and delivery personnel. These installment loans are generally two to six year loans at interest rates varying from 5.34% to 8.79% per annum and are secured by the vehicles, and have maturity dates of from one to six years. The vehicle loans are personally guaranteed by Jason Swinford, our Chief Executive Officer.

Related Party Notes Payable

In November 2010, the Company entered into an Intellectual Property Purchase Agreement (the “2010 IP Purchase Agreement”) with Jerry Swinford, the Company’s then Chief Executive Officer and current Executive Vice President. Pursuant to the 2010 IP Purchase Agreement, the Company agreed to purchase the patents and pending patents owned and held by Mr. Swinford at the time of the agreement for $25,000 cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). The first note, in the amount of $475,000 was paid in full in January 2011. The second note in the amount of $700,000 is due September 15, 2015, and is payable in equal monthly installments of $12,963. The notes are non-interest bearing. The Company also agreed to grant Mr. Swinford a security interest in all of the Company’s assets in connection with and to secure the repayment of the Swinford Notes and Holdings also agreed, pursuant to a Guaranty Agreement, to guaranty the repayment of the Swinford Notes.

In connection with the 2010 IP Purchase Agreement, Mr. Swinford agreed to cancel 1,000,000 shares of the Company’s Series A Preferred Stock. As a result of this cancellation, there was a change of control whereby Herbert C. Pohlmann obtained voting control over the Company. Mr. Swinford has a first priority security interest over the patents until such time as the promissory notes he was provided in connection with the IP Purchase Agreement (described above) are satisfied in full.

On March 25, 2015, and effective in December 2014, the Company entered into an Intellectual Property Purchase Agreement (the “2015 IP Purchase Agreement”) with Jerry Swinford, the Company’s Executive Vice President and Chairman. Pursuant to the 2015 IP Purchase Agreement, the Company agreed to purchase additional patents and pending patents owned and held by Mr. Swinford for $3,750,000, in the form of a promissory note payable to Mr. Swinford (the “2015 Swinford Note”). The Company obtained an independent valuation in order to determine the value of the patents. The 2015 Swinford Note is due January 1, 2018, together with interest at the rate of 3% per annum with monthly installments of $15,810 due commencing on January 1, 2017. The 2015 Swinford Note can be prepaid earlier without penalty. The Company also agreed to grant Mr. Swinford a security interest in all of the assets acquired by the Company in order to secure the repayment of the 2015 Swinford Note. Holdings, its subsidiaries and Excel Inspection, LLC also agreed, pursuant to a Guaranty, to guaranty the repayment of the 2015 Swinford Note.

Future maturities of the notes payable are as follows:

2016	$182,493
2017	206,864
2018	216,432
2019	3,713,395
2020 and later	1,191,744
$5,510,928

NOTE 5 – STOCK OPTIONS

There were no options granted during the three months ended March 31, 2015.

The Company recognized total option expense of $30,000 and $51,000 for the three months ended March 31, 2015 and 2014, respectively.  The remaining amount of unamortized option expense at March 31, 2015 was $90,000. The intrinsic value of outstanding and exercisable options at March 31, 2015 was $-0-.

NOTE 6 – MAJOR CUSTOMERS

The Company had gross sales of $1,161,000 and $1,267,000 for the three months ended March 31, 2015 and 2014, respectively. The Company had one customer representing approximately 8% of gross sales and two customers representing approximately 19% and 12%, respectively, of total accounts receivable for the three months ended March 31, 2015. The Company had one customer representing approximately 13% of gross sales and one customer representing approximately 25% of total accounts receivable for the three months ended March 31, 2014.

NOTE 7 – CONTINGENCIES

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations other than the proceeding described below. We may become involved in other material legal proceedings in the future. During the quarter ended March 31, 2015, the Company settled a lawsuit with a shareholder for $63,000. The settlement included reimbursement of legal fees and the purchase and retirement of the shareholder’s common stock for $11,448.

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements as of December 31, 2014 and 2013, and for the years then ended, included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Form 10-Q.

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

Our Markets and Business Strategy

Our primary markets for our coil tubing products are oil and gas companies engaged in horizontal drilling activities located in the United States, Mexico and Canada. We rent our coil tubing products to these oil and gas companies either directly or indirectly through oil service companies. During the first quarter ended March 31, 2015, the Company entered into a joint venture with Excel Inspection Services, LLC to provide inspection services for tubulars and coil tubing to the oil and gas industry. Our revenues for the three months ended March 31, 2015 were approximately $1,161,000 compared to $1,267,000 during the three months ended March 31, 2014, a decrease of $106,000.

The oil and gas industry is continuing to experience a downturn in drilling and workover activity due to lower oil and gas prices. Our revenues have followed this oil and gas trend as our business is dependent on demand for drilling and workover activities. In order to increase our revenues, we have commenced a business strategy of expanding our international tool sales and inspection service of tubular products. Our domestic service company budgets for new drilling have been significantly reduced with the current focus on the completion of the existing inventory of uncompleted wells as well as maintaining the older production wells. Our tools are designed for completion and workover jobs and represent a lower cost solution to increase the production of older wells and completions. In addition to our primary business focus, we have entered into the business of inspecting oilfield tubulars. We believe this new activity will help in the diversification of our service products and will be sold directly to the tubular companies. We expect the inspection service to increase our revenues throughout the remainder of the year.

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

Rental Tool Assets.  Approximately 94% of the Company’s revenues are generated from the rental of its coil tubing products. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers’ cost.” Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental tools revenue for the Company. The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products and rental revenue, respectively.

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

Comparison of Results of Operations

Three Months Ended March 31, 2015, Compared To Three Months Ended March 31, 2014

The following tables set forth summarized consolidated financial information for the three months ended March 31, 2015 and 2014:

	Three Months March 31,
(in thousands)	2015	2014	$ Change	% Change
Total revenues	$1,161	$1,267	$(106)	(8%	)
Cost of revenues	(755)	(750)	5	1%
Gross profit	406	517	(111)	(22%	)
Gross profit as a percentage of total revenues	35%	41%		(6%	)
Operating expenses	1,167	978	189	19%
Loss from operations	(761)	(461)	300	65%
Other income (expense)	(81)	(12)	69	575%
Consolidated net loss	$(842)	$(473)	$369	78%

For the three months ended March 31, 2015, the Company's business operations reflected a decrease in sales for Coil Tubing Technology, Inc. and subsidiaries (“CTT”). For the three months ended March 31, 2015, the Company's consolidated operations generated revenues of approximately $1,161,000 compared to revenues of $1,267,000 for the quarter ended March 31, 2014. The $106,000 decrease in total revenue is primarily attributable to a decline in rental orders for coil tubing products and competitive pricing by larger service companies. We expect to increase our revenues to reflect the current trends in the drilling industry based on sales information provided by our largest customers moving forward. For the three months ended March 31, 2015, the Company had a gross profit as a percentage of sales of 35%, compared to 41% for the three months ended March 31, 2014. The $111,000 decrease in gross profit for the three months ended March 31, 2015, compared to the prior period, is primarily attributed to the slowdown in orders for our rental products by our largest customers.

Revenue Information

The following table sets forth summarized consolidated sales information for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014	$ Change	% Change
Rentals	$1,093	$1,249	$(156)	(13%	)
Products	59	18	41	228%
Inspections	9	–	9	100%
Total revenue	$1,161	$1,267	$(106)	(8%	)

We had total revenues of approximately $1,161,000 for the three months ended March 31, 2015, compared to total revenues of $1,267,000 for the three months ended March 31, 2014, a decrease in total revenues of $106,000 or 8% from the prior period.  Total revenues included $1,093,000 of rental revenue for the three months ended March 31, 2015, compared to $1,249,000 for the three months ended March 31, 2014, a decrease in rental revenue of $156,000 or 13% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies.  We believe that through joint pricing efforts with our partner service companies we will be able to expand our services to new customers in the United States, Mexico and Canada and, accordingly, we will be able to maintain and increase our revenues throughout the remainder of 2015.

Cost of Revenue

The following table sets forth summarized cost of revenue information for the three months ended March 31, 2015 and 2014:

	Three Months March 31,
(in thousands)	2015	2014	$ Change	% Change
Depreciation of rental tools	$301	$284	$17	6%
Facilities and support expenses	45	41	4	10%
Compensation and benefits	235	213	22	10%
Material, supplies and support service	174	212	(38)	(18%	)
Total cost of revenue	$755	$750	$5	1%

Cost of revenue includes costs associated with products and rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $755,000 for the three months ended March 31, 2015, compared to a cost of $750,000 for the three months ended March 31, 2014, an increase of $5,000 or 1% from the prior period. The main reason for the $5,000 increase in total cost of revenue for the three months ended March 31, 2015, compared to 2014, was principally related to added staff for the inspection business and an increase in depreciation on new rental tools added during the period, offset by lower material costs.

Gross Profit

We had gross profit of $406,000 for the three months ended March 31, 2015, compared to gross profit of $517,000 for the three months ended March 31, 2014, a decrease in gross profit of $111,000 or 22% from the prior period. Our gross profit was 35% of revenue for the three months ended March 31, 2015, compared to 41% for the three months ended March 31, 2014. The decrease in gross profit was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies.

General Operating Expenses

The following table sets forth summarized operating expense information for the three months ended March 31, 2015 and 2014:

	Three Months March 31,
(in thousands)	2015	2014	$ Change	% Change
Depreciation and amortization	$154	$84	$70	83%
Compensation and benefits	209	210	(1)	(1%	)
General and administrative - Professional services	71	222	(151)	(68%	)
General and administrative expenses - Other	372	79	293	371%
Total general operating expenses	$806	$595	$211	36%

We had total general operating expenses of $806,000 for the three months ended March 31, 2015, compared to total operating expenses of $595,000 for the three months ended March 31, 2014, an increase in total general operating expenses of $211,000 or 36% from the prior period. The increase in total general operating expenses was primarily related to an increase in bad debt expense offset by a decrease in legal fees related to the settlement of our prior lawsuit, described in greater detail below under “Part II” – “Item 1. Legal Proceedings”.

Depreciation and Amortization

Depreciation and amortization expense increased by $70,000 or 83%, to $154,000 for the three months ended March 31, 2015, compared to $84,000 for the three months ended March 31, 2014.  The increase was primarily due to improvements at the Company’s new office building and the addition of shop equipment and automobiles for the sales force.

Selling and Marketing

The following table sets forth summarized selling and marketing expense information for the three months ended March 31, 2015 and 2014:

	Three Months March 31,
(in thousands)	2015	2014	$ Change	% Change
Auto	$61	$96	$(35)	(37%	)
Commissions	127	101	26	26%
Compensation and benefits	115	129	(14)	(11%	)
Other selling and marketing	58	58	–	–
Total selling and marketing expenses	$361	$384	$(23)	(6%	)

We had total selling and marketing expenses of $361,000 for the three months ended March 31, 2015, compared to $384,000 for the three months ended March 31, 2014, a decrease of $23,000 or 6% from the prior period, which decrease was primarily due to decreased auto expense resulting from lower fuel costs, decrease in compensation and benefits related to a reduction in field sales staff, offset by an increase in commissions from product sales.

Loss from Operations

We had a loss from operations of $761,000 for the three months ended March 31, 2015, compared to a loss from operations of $461,000 for the three months ended March 31, 2014, an increase of $300,000 or 65% from the prior period.

Other Income (expense)

We had other expense of $81,000 and $12,000 for the three months ended March 31, 2015 and 2014, respectively. The increase of $69,000 relates principally to interest expense on additional mortgage and new loans and foreign currency conversion on our Canadian subsidiary incurred during the three months ended March 31, 2015.

Net Loss

We had a net loss of $842,000 for the three months ended March 31, 2015, compared to net loss of $473,000 for the three months ended March 31, 2014, an increase in net loss of $369,000 or 78% from the prior period.  The increase in net loss was attributable to a decrease in total revenue and an increase in certain operating expenses (as described above), for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Liquidity and Capital Resources

We had $1,878,000 of working capital as of March 31, 2015. We believe we are sufficiently capitalized to continue our growth and are in a position to develop financing alternatives that will enable us to take advantage of growth opportunities in the future.

As of March 31, 2015, we had total assets of $11,945,000, which included total current assets of $2,631,000, consisting of $979,000 of cash, $1,581,000 of accounts receivable, net, and $71,000 of other current assets; and long term assets including $2,127,000 of rental tools, net; $2,667,000 of property and equipment, net; and $4,520,000 of intangible assets, net, representing the value of certain patents and other intellectual property associated with our products.

We had total liabilities of approximately $6,082,000 as of March 31, 2015, which included total current liabilities of approximately $753,000, consisting of accounts payable of approximately $411,000; accrued liabilities of approximately $123,000; current portion of related party accrued liabilities of $37,000; current portion of related party notes payable of approximately $52,000, relating to amounts owed to Jerry Swinford in connection with the 2010 IP Purchase Agreement, described in note 4 to our consolidated financials included herein in “Part I” – “Item 1. Financial Statements”, above; and current portion of notes payable of approximately $130,000, relating to the amount due on loans associated with equipment financing and building loan; and long term liabilities consisting of approximately $3,750,000 of related party notes payable, net of current portion, relating to the long term portion of the amounts owed to Jerry Swinford in connection with the 2015 IP Purchase Agreement, described in note 4 to our consolidated financials included herein in “Part I” – “Item 1. Financial Statements”, above, and approximately $1,579,000 of notes payable, net of current portion relating to equipment financing and our building loan.

We had net cash provided by operating activities of approximately $278,000 for the three months ended March 31, 2015, which consisted of approximately $842,000 of net loss, approximately $425,000 of decrease in accounts receivable, approximately $122,000 of decrease in other current assets, approximately $39,000 of decrease in accounts payable, approximately $2,000 of decrease in accrued liabilities – related party and $34,000 of increase in accrued liabilities, offset by non-cash items including approximately $455,000 of depreciation and amortization and approximately $30,000 of stock option expense.

We had approximately $1,266,000 of net cash used in investing activities for the three months ended March 31, 2015, which included the purchase of approximately $135,000 of rental tools and approximately $1,170,000 of building, property and equipment, offset by approximately $39,000 in proceeds from the sale of lost tools. The $1,170,000 of building, property and equipment was in the purchase of a new building to house our repair shop activities as described below. Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations. While the majority of these expenditures were for the expansion of our rental tools, we have continued our purchase of property and equipment necessary for our operations.

We had approximately $687,000 of net cash provided by financing activities for the three months ended March 31, 2015, which included approximately $39,000 of payments on related party notes payable, relating to amounts paid to Jerry Swinford in connection with the IP Purchase Agreement, described in note 4 to our consolidated financials included herein in “Part I” – “Item 1. Financial Statements”, above, approximately $28,000 of payments on notes payable, approximately $11,000 for the retirement of common stock in connection with the settlement of a lawsuit described in greater detail below under “Part II” – “Item 1. Legal Proceedings”, and approximately $765,000 of proceeds from notes payable related to the new building and vehicles as described in greater detail below.

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

The Company’s outstanding notes payable and the material terms thereof are described in greater detail in note 4 to our consolidated financials included herein in “Part I” – “Item 1. Financial Statements”, above.

The Company has historically been funded through loans provided by, and through the sale of common stock and warrants to, the Company’s largest shareholder and former director, Herbert C. Pohlmann, provided that Mr. Pohlmann is not required to provide us any additional funding and/or to purchase any securities from us in the future.

Our immediate plans are to continue to expand product offerings to include tool and drill pipe inspections and grow by meeting expected demand for our rental tool products in our current geographic markets and further expanding our efforts to rent and sell our tools in international markets, including Mexico, Asia, Latin America and the Middle East, similar to what we accomplished in Canada during 2014 and 2013. We plan to supplement our cash flow with typical bank debt or similar financing which we believe will enable us to meet larger demand on bigger projects, enter new markets and improve our network for servicing our customers.

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

Off Balance Sheet Arrangements:

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in rule 12b-2 of the Exchange Act, we are not required to provide the information mandated by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On July 25, 2013, Eric Cohen (a then shareholder of the Company) filed a lawsuit against the Company, Jerry Swinford (the Executive Vice President and director of the Company), Jason Swinford (the Chief Executive Officer and director of the Company) and Herbert C. Pohlmann (the Company’s majority shareholder and former director)(collectively, the “Defendants”) in the 61st Judicial District Court for Harris County, Texas (Cause No. 2013-43593). The suit sought monetary damages in excess of $1 million in connection with compensatory damages alleged suffered by Mr. Cohen or sought a buyout of Mr. Cohen’s interest in the Company. The suit also sought legal fees and pre-and-post judgment interest. The suit alleged “minority shareholder oppression” and “breach of fiduciary duty” in connection with the actions of Defendants, i.e., that Defendants engaged in wrongful conduct which has diluted Mr. Cohen’s shares; granted more power to Defendants (for little or no consideration); and granted rights to insiders for less than reasonably equivalent value. The Company disputed Mr. Cohen’s claims, engaged legal counsel in the matter and filed an answer to the complaint denying Cohen’s allegations. On January 27, 2014, the Company filed a counterclaim against Eric Cohen (plaintiff) requesting damages and attorneys’ fees incurred in the case. In November 2014, the parties entered into a Settlement and Mutual Release Agreement, whereby the Company agreed to repurchase the shares held by Mr. Cohen which were the subject of the litigation for $11,448, and to pay certain of Mr. Cohen’s legal fees and costs in the amount of $51,553; the parties each agreed to dismiss their actions against the other with prejudice; and the parties each released each other and their representatives from all claims, causes of actions and damages. The shares previously held by Mr. Cohen were cancelled in March 2015. Additionally, the Company has paid Cohen all amounts due pursuant to the terms of the settlement to date. The case was dismissed on March 31, 2015, and each party dismissed their claims against the other with prejudice.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on March 30, 2015, and investors are encouraged to review such risk factors, prior to making an investment in the Company.

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

By: /s/ Jason Swinford

       Jason Swinford

       Chief Executive Officer (Principal Executive Officer) and Director

       Dated: May 14, 2015

By: /s/ Richard R. Royall

       Richard R. Royall

       Chief Financial Officer (Principal Financial/Accounting Officer)

       Dated: May 14, 2015

EXHIBIT INDEX

10.1(1)	Promissory Note with Arnold & Norma Rodriguez Family Limited Partnership (February 27, 2015)
10.2(1)	Intellectual Property Purchase Agreement Between Jerry Swinford and the Company (March 25, 2015)***
10.3(1)	Secured Promissory Note ($3.75 Million) – Coil Tubing Technology, Inc. and Jerry Swinford - March 25, 2015***
10.4(1)	Guaranty Agreement – Coil Tubing Technology Holdings, Inc., Total Downhole Solutions, Inc., Coil Tubing Technology, Inc., Coil Tubing Technology Canada Inc. and Excel Inspection, LLC, in favor of Jerry Swinford - March 25, 2015***
10.5(1)	Intellectual Property Assignment Agreement between Jerry Swinford and the Company - March 25, 2015***
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

(1) Filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015 and incorporated herein by reference.

# XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

