Form 10-Q
period 2015-06-30
COIL TUBING TECHNOLOGY, INC.
filed 2015-08-14
CIK 1084463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant's $0.001 par value common stock on August 14, 2015 is 15,632,425 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2015 and December 31, 2014

($ in thousands except share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$738	$1,280
Accounts receivable, net	1,430	2,102
Other current assets	57	194
Total Current Assets	2,225	3,576

Rental tools, net	1,826	2,325
Property and equipment, net	2,613	1,575
Intangible assets, net	4,438	4,602
Total Assets	$11,102	$12,078

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$139	$450
Accrued liabilities	137	89
Related party accrued liabilities	66	39
Related party notes payable – current	13	91
Notes payable – current	130	99
Total Current Liabilities	485	768

Long-Term Liabilities:
Related party notes payable, net of current portion	3,750	3,750
Notes payable, net of current portion	1,544	873
Total Liabilities	5,779	5,391

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized Series A Preferred Stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	–	–
Series B Convertible Preferred Stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common Stock, $.001 par value, 200,000,000 shares authorized; 15,632,425 and 15,651,827 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	16	16
Additional paid-in capital	10,095	10,047
Accumulated deficit	(4,763)	(3,376)
Total Coil Tubing Technology, Inc. Stockholders' Equity	5,348	6,687
Non-controlling interest	(25)	–
Total Stockholders’ Equity	5,323	6,687

Total Liabilities and Stockholders' Equity	$11,102	$12,078

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three And Six Months Ended June 30, 2015 and 2014

($ in thousands except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Rental revenue	$676	$1,333	1,769	$2,582
Product revenue	179	312	238	331
Inspection revenue	29	–	38	–
Total revenue	884	1,645	2,045	2,913
Cost of revenue:

Compensation and benefits	122	263	357	476
Material, supplies and support service	178	287	352	498
Facilities and support expenses	27	49	72	90
Depreciation of rental tools	308	288	609	573
Total cost of revenue	635	887	1,390	1,637

Gross profit	249	758	655	1,276
Operating (Income) Expenses:
Compensation and benefits	205	165	414	377
Selling and marketing	244	378	605	762
General and administrative	195	224	639	524
Depreciation and amortization	158	86	312	169
(Gain) loss on sale of fixed assets	(43)	–	(43)	(1)
Total operating expenses	759	853	1,927	1,831

Loss from operations	(510)	(95)	(1,272)	(555)
Other income (expense):
Other income	–	–	–	1
Other expense	(4)	–	(43)	–
Interest expense	(55)	(13)	(97)	(27)
Total other income (expense)	(59)	(13)	(140)	(26)
Consolidated net losses	(569)	(108)	(1,412)	(581)
Net income attributable to non-controlling interest	15	–	25	–
Net losses attributable to Coil Tubing Technology, Inc.	$(554)	$(108)	$(1,387)	$(581)
Net loss per share:
Basic and diluted loss	$(0.04)	$(0.01)	$(0.09)	$(0.04)
Weighted average common shares outstanding:
Basic and Diluted	15,632,425	15,651,827	15,632,425	15,651,827

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

($ in thousands)

(Unaudited)

	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,412)	$(581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock option expense	59	102
Depreciation and amortization	921	742
(Gain) loss on sale of fixed assets	(43)	(1)
Bad debt expense	95	–
Changes in:
Accounts receivable	577	47
Other current assets	137	44
Accounts payable	(311)	284
Accrued liabilities - related party	27	–
Accrued liabilities	48	138
Net cash provided by operating activities	98	775

Cash Flows From Investing Activities:
Purchase of rental tools	(119)	(463)
Proceeds from sale of lost tools	51	104
Purchase of building, machinery and equipment	(1,186)	(120)
Proceeds from sale of fixed assets	–	10
Net cash used in investing activities	(1,254)	(469)

Cash Flows From Financing Activities:
Proceeds from notes payable	765	53
Payments on notes payable	(62)	(55)
Payments on related party notes payable	(78)	(78)
Retirement of common stock	(11)	–
Net cash provided by (used in) financing activities	614	(80)

Net increase (decrease) in cash	(542)	226
Cash at beginning of period	1,280	902
Cash at end of period	$738	$1,128
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$42	$27
Income taxes	$–	$–

See accompanying notes to consolidated financial statements

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Basis of Accounting

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Coil Tubing Technology Holdings, Inc., a Nevada corporation (“Holdings”) and its subsidiaries, Total Downhole Solutions, Inc. (“TDS”) and Coil Tubing Technology, Inc. (“CTT Texas”), Texas corporations; and Coil Tubing Technology Canada Inc., an Alberta, Canada corporation (“CTT Canada”); Excel Inspection, LLC (a 51% owned limited liability company); and Coil Tubing Technology de Mexico (a newly formed subsidiary). The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2014 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2014 as reported in Form 10-K have been omitted.

NOTE 2 – RENTAL TOOLS, NET

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of five years and are presented in the accompanying financial statements, net of accumulated depreciation of $4,916,146 and $4,316,834 as of June 30, 2015 and December 31, 2014, respectively. For the six months ended June 30, 2015 and 2014, depreciation expense of $609,000, and $573,000, respectively, was included in the cost of revenue. For the three months ended June 30, 2015 and 2014, depreciation expense of $308,000, and $288,000, respectively, was included in the cost of revenue.

NOTE 3 – ACCOUNTS RECEIVABLE

As of June 30, 2015 and December 31, 2014, accounts receivable, net consists of the following (in thousands):

	2015	2014
Accounts receivable	$1,630	$2,207
Allowance for doubtful accounts	(200)	(105)
Accounts receivable, net	$1,430	$2,102

NOTE 4 – NOTES PAYABLE

Notes payable as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	2015	2014
Notes payable – vehicle loans	$307	$346
Notes payable – building loans	1,367	626
Related party notes payable - Jerry Swinford	3,763	3,841
Total debt	5,437	4,813
Less current portion:
Note payable – vehicle loans	(79)	(79)
Notes payable – building loans	(51)	(20)
Related party notes payable – Jerry Swinford	(13)	(91)
Long-term debt	$5,294	$4,623

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

Related Party Notes Payable

In November 2010, the Company entered into an Intellectual Property Purchase Agreement (the “2010 IP Purchase Agreement”) with Jerry Swinford, the Company’s then Chief Executive Officer and current Executive Vice President. Pursuant to the 2010 IP Purchase Agreement, the Company agreed to purchase the existing patents owned and held by Mr. Swinford at the time of the agreement for $25,000 cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). The first note, in the amount of $475,000 was paid in full in January 2011. The second note in the amount of $700,000 is due September 15, 2015, and is payable in equal monthly installments of $12,963. The notes are non-interest bearing. The Company also agreed to grant Mr. Swinford a security interest in all of the Company’s assets in connection with and to secure the repayment of the Swinford Notes and Holdings also agreed, pursuant to a Guaranty Agreement, to guaranty the repayment of the Swinford Notes. Concurrently with the purchase of the existing patents, the Company’s majority shareholder, Mr. Pohlmann, promised to make a provision for Mr. Swinford in the amount of $3,750,000, net of income taxes, in his will. Mr. Pohlmann subsequently amended his will to provide that aggregate of $3.75 million, adjusted for the payment of Mr. Pohlmann’s estate taxes, would be paid from Mr. Pohlmann’s estate upon his death; provided that if Mr. Swindford were to pre-decease Mr. Pohlmann, such funds would be distributed 50% to Mr. Swinford’s spouse and 50% to his descendants. The provision in Mr. Swinford’s will was not a required term or condition of any agreement, was voluntarily provided to Mr. Swinford by Mr. Pohlmann, and could be changed at any time by Mr. Pohlmann prior to his death and in fact in late 2014, Mr. Pohlmann amended his will to remove the provision for Mr. Swinford. Although an at-will employment agreement and an Intellectual Property Assignment entered into around the time of the2010 IP Purchase Agreement provided for the assignment by Mr. Swinford of patents in addition to those acquired by the Company pursuant to the 2010 IP Purchase Agreement and all future patents and intellectual property created by Mr. Swinford to the Company, and the Company’s prior periodic reports reported the Company’s ownership of such additional patents and intellectual property, such agreements were entered into error and such disclosures were made in error, and neither party intended for Mr. Swinford to transfer any rights or patents to the Company other than as specifically set forth in the 2010 IP Purchase Agreement. Notwithstanding the above, the Company has received substantial revenues from future patents of Mr. Swinford and technology which were in-process at the time of the parties entry in the 2010 IP Purchase Agreement, which was not reflected in the Company’s assets in 2010 or through the date of the 2015 IP Purchase Agreement, described below In order to properly reflect the value and associated costs of such patents and intellectual property, the Company purchased these patents and intellectual rights effective December 31, 2014 for $3,750,000 by issuing a long-term note to Mr. Swinford (as described below).

In connection with the 2010 IP Purchase Agreement, Mr. Swinford agreed to cancel 1,000,000 shares of the Company’s Series A Preferred Stock. As a result of this cancellation, there was a change of control whereby Herbert C. Pohlmann obtained voting control over the Company. Mr. Swinford had a first priority security interest over the patents until such time as the promissory notes he was provided in connection with the IP Purchase Agreement (described above) are satisfied in full.

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

Future maturities of the notes payable are as follows (in thousands):

2016	$143
2017	205
2018	215
2019	3,709
2020 and later	1,165
$5,437

NOTE 5 – STOCK OPTIONS

There were no options granted during the three and six months ended June 30, 2015.

The Company recognized total option expense of $59,000 and $102,000 for the six months ended June 30, 2015 and 2014, respectively. The Company recognized total option expense of $30,000 and $51,000 for the three months ended June 30, 2015 and 2014, respectively. The remaining amount of unamortized option expense at June 30, 2015 was $60,000. The intrinsic value of outstanding and exercisable options at June 30, 2015 was $-0-.

NOTE 6 – MAJOR CUSTOMERS

The Company had gross sales of $2,045,000 and $2,913,000 for the six months ended June 30, 2015 and 2014, respectively. The Company had one customer representing approximately 10% of gross sales and two customers representing approximately 16% and 13%, respectively, of total accounts receivable for the six months ended June 30, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Form 10-Q”) is prepared by Coil Tubing Technology, Inc. Unless otherwise indicated or the context otherwise requires, in this Form 10-Q all references to “Coil Tubing Technology, Inc.,” the “Company,” “we,” “our” and “us” refer to Coil Tubing Technology, Inc. and its subsidiaries on a consolidated basis.

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

Our Markets and Business Strategy

Our primary markets for our coil tubing products are oil and gas companies engaged in horizontal drilling activities located in the United States, Mexico and Canada. We rent or sell our coil tubing products to these oil and gas companies either directly or indirectly through oil service companies. During the first quarter ended March 31, 2015, the Company entered into a joint venture with Excel Inspection Services, LLC to provide inspection services for tubulars and coil tubing to the oil and gas industry. Our revenues for the six months ended June 30, 2015 were approximately $2,045,000 compared to $2,913,000 during the six months ended June 30, 2014, a decrease of $868,000 (as described in greater detail below).

The oil and gas industry is experiencing a significant downturn in drilling and workover activity due to lower oil and gas prices. Our revenues have followed this oil and gas trend as our business is dependent on demand for drilling and workover activities. In order to increase our revenues, we have commenced a business strategy of expanding our international tool sales and inspection service of tubular products. Our domestic service company budgets for new drilling have been significantly reduced with the current focus on the completion of the existing inventory of uncompleted wells as well as maintaining the older production wells. Our tools are designed for completion and workover jobs and represent a lower cost solution to increase the production of older wells and completions. In addition to our primary business focus, we have entered into the business of inspecting oilfield tubulars. We believe this new activity will help in the diversification of our service products and will be sold directly to the tubular companies. We expect the inspection service to increase our revenues throughout the remainder of the year.

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

Rental Tool Assets. Approximately 87% of the Company’s revenues are generated from the rental of its coil tubing products. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers’ cost.” Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental tools revenue for the Company. The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products and rental revenue, respectively.

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

Comparison of Results of Operations

Three and Six Months Ended June 30, 2015, Compared To Three and Six Months Ended June 30, 2014

The following tables set forth summarized consolidated financial information for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Total revenues	$884	$1,645	$(761)	(46%	)
Cost of revenues	(635)	(887)	(252)	(28%	)
Gross profit	249	758	(509)	(67%	)
Gross profit as a percentage of total revenues	28%	46%		(18%	)
Operating expenses	759	853	(94)	(11%	)
Loss from operations	(510)	(95)	(415)	437%
Other income (expense)	(59)	(13)	(46)	354%
Consolidated net loss	$(569)	$(108)	$(461)	427%

For the three months ended June 30, 2015, the Company's business operations reflected a decrease in sales for Coil Tubing Technology, Inc. and subsidiaries (“CTT”). For the three months ended June 30, 2015, the Company's consolidated operations generated revenues of approximately $884,000 compared to revenues of $1,645,000 for the quarter ended June 30, 2014. The $761,000 decrease in total revenue is primarily attributable to a decline in rental orders for coil tubing products and competitive pricing by larger service companies. Our rental and sales of products are related to the drilling activity in the shale formations which activity has been on a decline because of lower prices for oil and gas.

For the three months ended June 30, 2015, the Company had a gross profit as a percentage of sales of 28%, compared to 46% for the three months ended June 30, 2014. The $509,000 decrease in gross profit for the three months ended June 30, 2015, compared to the prior period, is primarily attributed to the slowdown in orders for our rental products by our largest customers.

	Six Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Total revenues	$2,045	$2,913	$(868)	(30%	)
Cost of revenues	(1,390)	(1,637)	(247)	(15%	)
Gross profit	655	1,276	(621)	(49%	)
Gross profit as a percentage of total revenues	32%	44%		(12%	)
Operating expenses	1,927	1,831	96	5%
Loss from operations	(1,272)	(555)	(717)	129%
Other income (expense)	(140)	(26)	(114)	438%
Consolidated net loss	$(1,412)	$(581)	$(831)	143%

For the six months ended June 30, 2015, the Company's business operations reflected a decrease in sales for Coil Tubing Technology, Inc. and subsidiaries (“CTT”). For the six months ended June 30, 2015, the Company's consolidated operations generated revenues of approximately $2,045,000 compared to revenues of $2,913,000 for the six months ended June 30, 2014. The $868,000 decrease in total revenue is primarily attributable to a decline in rental orders for coil tubing products due to a significant decline in horizontal drilling activity in the shale formations. This decline reflects the significantly lower oil and gas pricing which negatively impacted drilling rig activities. For the six months ended June 30, 2015, the Company had a gross profit as a percentage of sales of 32%, compared to 44% for the six months ended June 30, 2014. The $621,000 decrease in gross profit for the six months ended June 30, 2015, compared to the prior period, is primarily attributed to a significant slowdown in orders for our rental products by all of our customers.

Revenue Information

The following tables set forth summarized consolidated sales information for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Rental revenue	$676	$1,333	$(657)	(49%	)
Product revenue	179	312	(133)	(43%	)
Inspection revenue	29	–	29	100%
Total revenue	$884	$1,645	$(761)	(46%	)

We had total revenues of approximately $884,000 for the three months ended June 30, 2015, compared to total revenues of $1,645,000 for the three months ended June 30, 2014, a decrease in total revenues of $761,000 or 46% from the prior period.  Total revenues included $676,000 of rental revenue for the three months ended June 30, 2015, compared to $1,333,000 for the three months ended June 30, 2014, a decrease in rental revenue of $657,000 or 49% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies.  Our inspection partnership provided $29,000 of revenues in the second quarter. We believe that the oil and gas drilling activities will remain at the current level until the pricing for oil and gas increases and that our international customers will provide product sales for our coil tubing tools and support activities.

	Six Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Rental revenue	$1,769	$2,582	$(813)	(31%	)
Product revenue	238	331	(93)	(28%	)
Inspection revenue	38	–	38	100%
Total revenue	$2,045	$2,913	$(868)	(30%	)

We had total revenues of approximately $2,045,000 for the six months ended June 30, 2015, compared to total revenues of $2,913,000 for the six months ended June 30, 2014, a decrease in total revenues of $868,000 or 30% from the prior period.  Total revenues included $1,769,000 of rental revenue for the six months ended June 30, 2015, compared to $2,582,000 for the six months ended June 30, 2014, a decrease in rental revenue of $813,000 or 31% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand which is based on drilling activity. Drilling activity is significantly down due to lower oil and gas prices. Our inspection partnership provided $38,000 of revenues for the six months ended June 30, 2015. We believe that the oil and gas drilling activities will remain at the current level until the pricing for oil and gas increases in the United States and that our international customers will provide new sources of product sales for our coil tubing tools and support activities.

Cost of Revenue

The following tables set forth summarized cost of revenue information for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Compensation and benefits	$122	$263	$(141)	(54%	)
Material, supplies and support service	178	287	(109)	(38%	)
Facilities and support expenses	27	49	(22)	(45%	)
Depreciation of rental tools	308	288	20	7%
Total cost of revenue	$635	$887	$(252)	(28%	)

Cost of revenue includes costs associated with products, rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $635,000 for the three months ended June 30, 2015, compared to a cost of $887,000 for the three months ended June 30, 2014, a decrease of $252,000 or 28% from the prior period. The main reason for the $252,000 decrease in total cost of revenue for the three months ended June 30, 2015, compared to 2014, was principally related to a reduction in field staff, lower product purchases, facilities and support expenses due to less rental orders. Depreciation increased $20,000 due to the addition of new rental tools and equipment for the inspection business.

	Six Months Ended June 30,
(in thousands)	2015	2014	$ Change	% Change
Compensation and benefits	$357	$476	$(119)	(25%	)
Material, supplies and support service	352	498	(146)	(29%	)
Facilities and support expenses	72	90	(18)	(20%	)
Depreciation of rental tools	609	573	36	6%
Total cost of revenue	$1,390	$1,637	$(247)	(15%	)

Cost of revenue includes costs associated with products, rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $1,390,000 for the six months ended June 30, 2015, compared to a cost of $1,637,000 for the six months ended June 30, 2014, a decrease of $247,000 or 15% from the prior period. The main reason for the $247,000 decrease in total cost of revenue for the six months ended June 30, 2015, compared to 2014, was principally related to a reduction in staff, lower product costs, facilities and support expenses due to less rental orders. Depreciation increased $36,000 due to the addition of new rental tools and equipment for the inspection business.

Gross Profit

We had gross profit of $249,000 for the three months ended June 30, 2015, compared to gross profit of $758,000 for the three months ended June 30, 2014, a decrease in gross profit of $509,000 or 67% from the prior period. We had gross profit of $655,000 for the six months ended June 30, 2015, compared to gross profit of $1,276,000 for the six months ended June 30, 2014, a decrease in gross profit of $621,000 or 49% from the prior period. Our gross profit was 28% of revenue for the three months ended June 30, 2015, compared to 46% for the three months ended June 30, 2014. Our gross profit was 32% of revenue for the six months ended June 30, 2015, compared to 44% for the six months ended June 30, 2014. The decrease in gross profit was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies.  We will continue to invest in new tool technology to maintain our customer base and to provide our international customers new products for their drilling needs.

General Operating Expenses

The following table sets forth summarized operating expenses (not including selling and marketing expenses) for the three and six months ended June 30, 2015 and 2014:

	Three Months June 30,
(in thousands)	2015	2014	$ Change	% Change
Depreciation and amortization	$158	$86	72	84%
Compensation and benefits	205	165	40	24%
General and administrative - Professional services	103	203	(100)	(49%	)
General and administrative expenses - Other	92	21	71	338%
Gain on sale of rental of fixed assets	(43)		(43)	(100%	)
Total general operating expenses	$515	$475	40	8%

We had total general operating expenses (not including selling and marketing expenses) of $515,000 for the three months ended June 30, 2015, compared to total operating expenses of $475,000 for the three months ended June 30, 2014, an increase in total general operating expenses of $40,000 or 8% from the prior period. The increase in total general operating expenses was primarily related to an increase in compensation and benefits, bad debt expense and depreciation and amortization expense. The increase in depreciation and amortization expense is due to building improvements; the compensation increase is due to new employees added in connection with the inspection business; and the increase in bad debt expense is due to the economic slowdown in the oil and gas industry.

	Six Months June 30,
(in thousands)	2015	2014	$ Change	% Change
Depreciation and amortization	$312	$169	$143	85%
Compensation and benefits	414	377	37	10%
General and administrative - Professional services	355	409	(54)	(13%	)
General and administrative expenses - Other	284	115	169	147%
Gain on sale of rental of fixed assets	(43)	(1)	(42)	4200%
Total general operating expenses	$1,322	$1,069	$253	24%

We had total general operating expenses of $1,322,000 for the six months ended June 30, 2015, compared to total operating expenses of $1,069,000 for the six months ended June 30, 2014, an increase in total general operating expenses of $253,000 or 24% from the prior period. The increase in total general operating expenses was primarily related to an increase in compensation and benefits, bad debt expense and depreciation and amortization expense. The increase in depreciation and amortization expense is due to building improvements; the compensation increase is due to new employees in the inspection business; and an increase in bad debt expense due to the economic slowdown in the collections from our customers.

Selling and Marketing

The following table sets forth summarized selling and marketing expense information for the three and six months ended June 30, 2015 and 2014:

	Three Months June 30,
(in thousands)	2015	2014	$ Change	% Change
Auto	$45	$107	(62)	(58%	)
Commissions	73	121	(48)	(40%	)
Compensation and benefits	75	99	(24)	(24%	)
Other selling and marketing	51	51	(0)	(0%	)
Total selling and marketing expenses	$244	$378	$(134)	(35%	)

We had total selling and marketing expenses of $244,000 for the three months ended June 30, 2015, compared to $378,000 for the three months ended June 30, 2014, a decrease of $134,000 or 35% from the prior period, which decrease was primarily due to decreases in auto expenses resulting from lower fuel costs, and decreases in compensation, commissions and benefits related to reductions in field sales staff due to decrease in demand for our products as discussed above..

	Six Months June 30,
(in thousands)	2015	2014	$ Change	% Change
Auto	$106	$203	(97)	(48%	)
Commissions	200	223	(23)	(10%	)
Compensation and benefits	190	227	(37)	(16%	)
Other selling and marketing	109	109	(0)	(0%	)
Total selling and marketing expenses	$605	$762	$(157)	(21%	)

We had total selling and marketing expenses of $605,000 for the six months ended June 30, 2015, compared to $762,000 for the six months ended June 30, 2014, a decrease of $157,000 or 21% from the prior period, which decrease was primarily due to decreases in auto expenses resulting from lower fuel costs, decreases in compensation, commissions and benefits related to reductions in field sales staff.

Loss from Operations

We had a loss from operations of $510,000 for the three months ended June 30, 2015, compared to a loss from operations of $95,000 for the three months ended June 30, 2014, an increase of $415,000 or 437% from the prior period. We had a loss from operations of $1,272,000 for the six months ended June 30, 2015, compared to a loss from operations of $555,000 for the six months ended June 30, 2014, an increase of $717,000 or 129% from the prior period.

Other Income (expense)

We had total other expense of $59,000 and $13,000 for the three months ended June 30, 2015 and 2014, respectively. The increase of $46,000 relates principally to additional interest expense on an additional mortgage and new loans and foreign currency conversion on our Canadian subsidiary incurred during the three months ended June 30, 2015, compared to the prior period. We had total other expense of $140,000 and $26,000 for the six months ended June 30, 2015 and 2014, respectively. The increase of $114,000 relates principally to additional interest expense on an additional mortgage and new loans and foreign currency conversion on our Canadian subsidiary incurred during the six months ended June 30, 2015, compared to the prior period.

Net Loss

We had a net loss of $569,000 for the three months ended June 30, 2015, compared to net loss of $108,000 for the three months ended June 30, 2014, an increase in net loss of $461,000 or 427% from the prior period.  The increase in net loss was attributable to a decrease in total revenue and an increase in certain operating expenses (as described above), for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. We had a net loss of $1,412,000 for the six months ended June 30, 2015, compared to net loss of $581,000 for the six months ended June 30, 2014, an increase in net loss of $831,000 or 143% from the prior period.  The increase in net loss was attributable to a decrease in total revenue and an increase in certain operating expenses (as described above), for the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Liquidity and Capital Resources

We had $1,740,000 of working capital as of June 30, 2015. We believe we are sufficiently capitalized to continue our operations and are in a position to develop financing alternatives that will enable us to take advantage of growth opportunities in the future.

As of June 30, 2015, we had total assets of $11,102,000, which included total current assets of $2,225,000, consisting of $738,000 of cash, $1,430,000 of accounts receivable, net, and $57,000 of other current assets; and long term assets including $1,826,000 of rental tools, net; $2,613,000 of property and equipment, net; and $4,438,000 of intangible assets, net, representing the value of certain patents and other intellectual property associated with our products.

We had total liabilities of approximately $5,779,000 as of June 30, 2015, which included total current liabilities of approximately $485,000, consisting of accounts payable of approximately $139,000; accrued liabilities of approximately $137,000; related party accrued liabilities of $66,000; current portion of related party notes payable of approximately $13,000, relating to amounts owed to Jerry Swinford in connection with the 2010 IP Purchase Agreement, described in note 4 to our consolidated financials included herein in “Part I” – “Item 1. Financial Statements”, above; and current portion of notes payable of approximately $130,000, relating to the amount due on loans associated with equipment financing and building loan; and long term liabilities consisting of approximately $3,750,000 of related party notes payable, net of current portion, relating to the long term portion of the amounts owed to Jerry Swinford in connection with the 2015 IP Purchase Agreement, described in note 4 to our consolidated financials included herein in “Part I” – “Item 1. Financial Statements”, above, and approximately $1,544,000 of notes payable, net of current portion relating to equipment financing and our building loan.

We had net cash provided by operating activities of approximately $98,000 for the six months ended June 30, 2015, which consisted of approximately $1,412,000 of net loss, approximately $577,000 of decrease in accounts receivable, approximately $137,000 of decrease in other current assets, approximately $311,000 of decrease in accounts payable, approximately $27,000 of increase in accrued liabilities – related party and $48,000 of increase in accrued liabilities, offset by non-cash items including approximately $921,000 of depreciation and amortization, $59,000 of stock option expense, $43,000 in gain on sale of fixed assets, and bad debt expense of $95,000.

We had approximately $1,254,000 of net cash used in investing activities for the six months ended June 30, 2015, which included the purchase of approximately $118,000 of rental tools and approximately $1,186,000 of building, property and equipment, offset by approximately $51,000 in proceeds from the sale of lost tools. The $1,186,000 of building, property and equipment was in the purchase of a new building to house our repair shop activities as described below. Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations. While the majority of these expenditures were for the expansion of our rental tools, we have continued our purchase of property and equipment necessary for our operations.

We had approximately $614,000 of net cash provided by financing activities for the six months ended June 30, 2015, which included approximately $78,000 of payments on related party notes payable, relating to amounts paid to Jerry Swinford in connection with the IP Purchase Agreement, described in note 4 to our consolidated financials included herein in “Part I” – “Item 1. Financial Statements”, above, approximately $62,000 of payments on notes payable, approximately $11,000 for the retirement of common stock in connection with the settlement of a lawsuit, and approximately $765,000 of proceeds from notes payable related to the new building and vehicles as described in greater detail below.

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

The Company has historically been funded through loans provided by, and through the sale of common stock and warrants to, the Company’s largest shareholder and former director, Herbert C. Pohlmann, provided that Mr. Pohlmann has not provided any funding to the Company in the past several years and Mr. Pohlmann is not required to, nor expected to, provide us any additional funding and/or to purchase any securities from us in the future.

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

Moving forward, we anticipate increased spending on research and development activities, which we believe will be required to provide technological advancement to our coiled tubing technologies and workover product lines. We are currently working on a new generation of coil tubing tools to aid in and facilitate horizontal drilling. In order to be competitive in the coil tubing market we will need to offer new and innovative products to maintain our customer base during the downturn of the oil and gas drilling in the shale areas.

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
Dated: August 14, 2015

By:	/s/ Richard R. Royall
Richard R. Royall
Chief Financial Officer (Principal Financial/Accounting Officer)
Dated: August 14, 2015

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

