Form 10-Q
period 2015-09-30
COIL TUBING TECHNOLOGY, INC.
filed 2015-11-16
CIK 1084463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the registrant's $0.001 par value common stock on November 14, 2015 is 15,632,425 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2015 and December 31, 2014

($ in thousands except share data)

(unaudited)

	September 30	December 31,
	2015	2014
Assets
Current Assets:
Cash	$676	$1,280
Accounts receivable, net	633	2,102
Other current assets	57	194
Total Current Assets	1,366	3,576
Rental tools, net	1,553	2,325
Property and equipment, net	2,537	1,575
Intangible assets, net	4,355	4,602
Total Assets	$9,811	$12,078

Liabilities and Stockholders' Equity
Accounts payable	$114	$450
Accrued liabilities	145	89
Related party accrued liabilities	94	39
Related party notes payable - current	–	91
Notes payable - current	131	99
Total Current Liabilities	484	768

Long Term Liabilities:
Related party notes payable, net of current portion	3,750	3,750
Notes payable, net of current portion	1,511	873
Total Liabilities	5,745	5,391

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.001 par value, 5,000,000 shares authorized Series A Preferred Stock, $.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding Series B Convertible Preferred Stock, $.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014
Common Stock, $.001 par value, 200,000,000 shares authorized; 15,632,425 and 15,651,827 shares issued and outstanding at September 30, 2015 and December 31, 2014	16	16

Additional paid-in capital	10,125	10,047
Accumulated deficit	(6,020)	(3,376)
Total Coil Tubing Technology, Inc. Stockholders' Equity	4,121	6,687
Non-controlling interest	(55)	–
Total Stockholders' Equity	4,066	6,687
Total Liabilities and Stockholders' Equity	$9,811	$12,078

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three And Nine Months Ended September 30, 2015 and 2014

($ in thousands except share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Rental revenue	$426	$1,407	$2,195	$3,981
Product revenue	–	753	238	1092
Inspection revenue	24	–	62	–
Total revenue	450	2,160	2,495	5,073
Cost of revenue:
Compensation and benefits	129	254	486	730
Material, supplies and support service	104	378	456	877
Facilities and support expenses	21	48	93	138
Depreciation of rental tools	271	302	880	874
Total cost of revenue	525	982	1,915	2,619
Gross profit	(75)	1,178	580	2,454
Operating (Income) Expenses:
Compensation and benefits	175	206	589	581
Selling and marketing	240	333	845	1,095
General and administrative	623	311	1,262	837
Depreciation and amortization	160	85	472	254
(Gain) loss on sale of fixed assets	(32)	(26)	(75)	(27)
Total operating expenses	1,166	909	3,093	2,740

Income (loss) from operations	(1,241)	269	(2,513)	(286)
Other income (expense):
Other income (expense)	9	–	(34)	1
Interest expense	(54)	(13)	(151)	(39)
Total other income (expense)	(45)	(13)	(185)	(38)
Consolidated net income (loss)	(1,286)	256	(2,698)	(324)
Net income attributable to non-controlling interest	30	–	55	–
Net income (loss) attributable to Coil Tubing Technology, Inc.	$(1,256)	$256	$(2,643)	$(324)
Net loss per share:
Basic and diluted income (loss)	$(0.08)	$0.02	$(0.17)	$(0.02)
Weighted average common shares outstanding:
Basic and Diluted	15,632,425	15,651,827	15,632,425	15,651,827

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

($ in thousands)

(Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(2,698)	$(324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	519	–
Stock based compensation	89	153
Depreciation and amortization	1,351	1,128
(Gain) loss on sale of rental tool	(75)	(27)

Changes in:
Accounts receivable	950	(458)
Other current assets	137	71
Accounts payable	(336)	96
Accrued liabilities related party	55	–
Accrued liabilities	55	178
Net cash provided by operating activities	47	817

Cash Flows From Investing Activities:
Purchases of rental tools	(118)	(525)
Proceeds from lost rental tools	85	156
Proceeds from sales of fixed assets	–	59
Purchase of building, machinery and equipment	(1,186)	(246)
Net cash used in investing activities

Cash Flows From Financing Activities:
Payments on notes payable	(127)	(70)
Proceeds from notes payable	797	110
Payments on related party notes payable	(91)	(117)
Retirement of common stock	(11)	–
Net cash used in financing activities	586	(77)

Net increase (decrease) in cash	(604)	184
Cash at beginning of period	1,280	902
Cash at end of period	$676	$1,086

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$67	$27
Income taxes	$–	$–

See accompanying notes to consolidated financial statements.

COIL TUBING TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

NOTE 2 – RENTAL TOOLS, NET

Rental tools are purchased from contract manufacturers engaged to produce the Company’s patented or licensed products. These tools are rented or leased to a variety of well-servicing companies over the life of the tool. Rental tools are depreciated over their estimated useful life of five years and are presented in the accompanying financial statements, net of accumulated depreciation of $5,173,621 and $4,316,834 as of September 30, 2015 and December 31, 2014, respectively. For the nine months ended September 30, 2015 and 2014, depreciation expense of $875,000 and $874,000, respectively, was included in the cost of revenue. For the three months ended September 30, 2015 and 2014, depreciation expense of $271,000, and $302,000, respectively, was included in the cost of revenue.

NOTE 3 – ACCOUNTS RECEIVABLE

As of September 30, 2015 and December 31, 2014, accounts receivable, net consists of the following (in thousands):

	2015	2014
Accounts receivable	$958	$2,207
Allowance for doubtful accounts	(325)	(105)
Accounts receivable, net	$633	$2,102

NOTE 4 – NOTES PAYABLE

Notes payable as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	2015	2014
Notes payable – vehicle loans	$288	$346
Notes payable – building loans	1,354	626
Related party notes payable - Jerry Swinford	3,750	3,841
Total debt	5,392	4,813
Less current portion:
Note payable – vehicle loans	(79)	(79)
Notes payable – building loans	(52)	(20)
Related party notes payable – Jerry Swinford	–	(91)
Long-term debt	$5,261	$4,623

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

Related Party Notes Payable

In November 2010, the Company entered into an Intellectual Property Purchase Agreement (the “2010 IP Purchase Agreement”) with Jerry Swinford, the Company’s then Chief Executive Officer and current Executive Vice President. Pursuant to the 2010 IP Purchase Agreement, the Company agreed to purchase the existing patents owned and held by Mr. Swinford at the time of the agreement for $25,000 cash and $1,175,000 in the form of two promissory notes payable to Mr. Swinford (the “Swinford Notes”). The first note, in the amount of $475,000 was paid in full in January 2011. The second note in the amount of $700,000 was paid in full September 2015. The notes are non-interest bearing. The Company also agreed to grant Mr. Swinford a security interest in all of the Company’s assets in connection with and to secure the repayment of the Swinford Notes and Holdings also agreed, pursuant to a Guaranty Agreement, to guaranty the repayment of the Swinford Notes. Concurrently with the purchase of the existing patents, the Company’s majority shareholder, Mr. Pohlmann, promised to make a provision for Mr. Swinford in the amount of $3,750,000, net of income taxes, in his will. Mr. Pohlmann subsequently amended his will to provide that aggregate of $3.75 million, adjusted for the payment of Mr. Pohlmann’s estate taxes, would be paid from Mr. Pohlmann’s estate upon his death; provided that if Mr. Swindford were to pre-decease Mr. Pohlmann, such funds would be distributed 50% to Mr. Swinford’s spouse and 50% to his descendants. The provision in Mr. Swinford’s will was not a required term or condition of any agreement, was voluntarily provided to Mr. Swinford by Mr. Pohlmann, and could be changed at any time by Mr. Pohlmann prior to his death and in fact in late 2014, Mr. Pohlmann amended his will to remove the provision for Mr. Swinford. Although an at-will employment agreement and an Intellectual Property Assignment entered into around the time of the2010 IP Purchase Agreement provided for the assignment by Mr. Swinford of patents in addition to those acquired by the Company pursuant to the 2010 IP Purchase Agreement and all future patents and intellectual property created by Mr. Swinford to the Company, and the Company’s prior periodic reports reported the Company’s ownership of such additional patents and intellectual property, such agreements were entered into error and such disclosures were made in error, and neither party intended for Mr. Swinford to transfer any rights or patents to the Company other than as specifically set forth in the 2010 IP Purchase Agreement. Notwithstanding the above, the Company has received substantial revenues from future patents of Mr. Swinford and technology which were in-process at the time of the parties entry in the 2010 IP Purchase Agreement, which was not reflected in the Company’s assets in 2010 or through the date of the 2015 IP Purchase Agreement, described below In order to properly reflect the value and associated costs of such patents and intellectual property, the Company purchased these patents and intellectual rights effective December 31, 2014 for $3,750,000 by issuing a long-term note to Mr. Swinford (as described below).

In connection with the 2010 IP Purchase Agreement, Mr. Swinford agreed to cancel 1,000,000 shares of the Company’s Series A Preferred Stock. As a result of this cancellation, there was a change of control whereby Herbert C. Pohlmann obtained voting control over the Company. Mr. Swinford had a first priority security interest over the patents until such time as the promissory notes he was provided in connection with the 2010 IP Purchase Agreement (described above) are satisfied in full.

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

Future maturities of the notes payable are as follows (in thousands):

2016	$131
2017	210
2018	3,804
2019	113
2020 and later	1,134
$5,392

NOTE 5 – STOCK OPTIONS

There were no options granted during the three and nine months ended September 30 2015.

The Company recognized total option expense of $89,000 and $153,000 for the nine months ended September 30, 2015 and 2014, respectively. The Company recognized total option expense of $30,000 and $30,000 for the three months ended September 30, 2015 and 2014, respectively.  The remaining amount of unamortized option expense at September 30, 2015 was $30,000. The intrinsic value of outstanding and exercisable options at September 30, 2015 was $-0-.

NOTE 6 – MAJOR CUSTOMERS

The Company had gross sales of $2,495,000 and $5,073,000 for the nine months ended September 30, 2015 and 2014, respectively. The Company had two customers representing approximately 11% of gross sales and three customers representing approximately 58% of total accounts receivable for the nine months ended September 30, 2015.

NOTE 7 – CONTINGENCIES

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations except as discussed below. We may become involved in other material legal proceedings in the future. During the quarter ended March 31, 2015, the Company settled a lawsuit with a shareholder for $63,000. The settlement included reimbursement of legal fees and the purchase and retirement of the shareholder’s common stock for $11,448.

On August 14, 2015, Jerry Swinford and Jason Swinford, our sole officers and directors, filed suit against John N. Brugger and the Company. The case is currently styled Cause №. 2015-58884, Jerry Swinford and Jason Swinford v. Coil Tubing Technology, Inc. and John N. Brugger, In the 164th Judicial District Court of Harris County Texas (the “Litigation”). The Litigation sought damages against John N. Brugger for defamation, disparagement and libel; an injunction to preserve the status quo of the operations of the Company; and damages against the Company for an alleged breach of contract in the non-payment to Jerry Swinford for the purchase of several patents under the 2015 IP Purchase Agreement as described above. The Company agreed to the injunction to preserve the status quo of the business operations of the Company. The Company through its legal counsel, filed an answer to the breach of contract claims denying Jerry Swinford’s allegations. Additionally, on November 10, 2015, Herbert C. Pohlmann, Jr., Richard Dear, Filippo Mastrocola, Maryann Bethel, John N. Brugger, as Trustee of the Juliane S. Callis 2012 Irrevocable Family Dynasty Trust, and John N. Brugger, as Trustee of the Jennifer K. Landis 2012 Irrevocable Family Dynasty Trust (“Interventionists”), each stockholders of the Company, filed a petition in intervention in the Litigation. The Interventionists allege fraud and a breach of fiduciary duty as to Jerry Swinford and Jason Swinford and aiding and abetting in the breach of fiduciary duty as to the Company. In addition to a general plea for monetary damages in excess of $1,000,000, the Interventionists appear to be making a claim that the Company, and not Jerry Swinford, owns all or most of the patents free and clear of any monetary obligation. The Company intends to vigorously defend itself against the allegations of Jerry Swinford, Jason Swinford and the Interventionists and discovery has just begun in the case. The possibility of loss cannot be determined at this early date without further discovery.

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

Our Markets and Business Strategy

Our primary markets for our coil tubing products are oil and gas companies engaged in horizontal drilling activities located in the United States, Mexico and Canada. We rent or sell our coil tubing products to these oil and gas companies either directly or indirectly through oil service companies. During the first quarter ended March 31, 2015, the Company entered into a joint venture with Excel Inspection Services, LLC to provide inspection services for tubulars and coil tubing to the oil and gas industry. Our revenues for the nine months ended September 30, 2015 were approximately $2,495,000 compared to $5,073,000 during the nine months ended September 30, 2014, a decrease of $2,573,000 (as described in greater detail below).

The oil and gas industry is experiencing a significant downturn in drilling and workover activity due to lower oil and gas prices. Our revenues have followed this oil and gas trend as our business is dependent on demand for drilling and workover activities. In order to increase our revenues, we have commenced a business strategy of expanding our international tool sales and inspection service of tubular products. Our domestic service company budgets for new drilling have been significantly reduced with the current focus on the completion of the existing inventory of uncompleted wells as well as maintaining the older production wells. Our tools are designed for completion and workover jobs and represent a lower cost solution to increase the production of older wells and completions. In addition to our primary business focus, we have entered into the business of inspecting oilfield tubulars. We believe that the lower oil and gas pricing has and will continue to depress oil and gas drilling activities in the United States for the remainder of 2015 and through 2016. In order to remain viable in the coil tubing industry we have significantly reduced our staff, operating assets, debt and related operational expenses to match our lower revenues.

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

Rental Tool Assets.  Approximately 88% of the Company’s revenues are generated from the rental of its coil tubing products. Rental tools are recorded on the Company’s books as rental equipment at “manufacturers’ cost.” Depreciation is calculated using the straight line method over the useful lives of the assets of five years. Lost or destroyed tools are not a significant source of rental tools revenue for the Company. The Company bills customers for the sales price of any tools which are lost and/or damaged in use and the cost and related accumulated depreciation are removed from the accounts and any resulting revenue or expense is recognized. Lost tools are recognized as product rental revenue and cost of products and rental revenue, respectively.

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

Comparison of Results of Operations

Three Months and Nine Months Ended September 30, 2015, Compared To Three and Nine Months Ended September 30, 2014

The following tables set forth summarized consolidated financial information for the nine and three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(in thousands)	2015	2014	$ Change	% Change
Total revenues	$450	$2,160	$(1,710)	(79%	)
Cost of revenues	(525)	(982)	(457)	(47%	)
Gross profit/(loss)	(75)	1,178	(1,253)	(106%	)
Gross profit as a percentage of total revenues	(17% )	55%		(72%	)
Operating expenses	1,166	909	257	28%
Income (loss) from operations	(1,241)	269	(1,510)	561%
Other income (expense)	(45)	(13)	(32)	246%
Consolidated net income (loss)	$(1,286)	$256	$1,542	(602%	)

For the three months ended September 30, 2015, the Company's business operations reflected a decrease in sales for Coil Tubing Technology, Inc. and subsidiaries (“CTT”). For the three months ended September 30, 2015, the Company's consolidated operations generated revenues of approximately $450,000 compared to revenues of $2,160,000 for the quarter ended September 30, 2014. The $1,710,000 decrease in total revenue is primarily attributable to a decline in rental orders for coil tubing products, competitive pricing by larger service companies and a decrease in our product sales. Our rental and sales of products are related to the drilling activity in the shale formations which activity has been on a decline because of lower prices for oil and gas.

For the three months ended September 30, 2015, the Company had a gross loss as a percentage of sales of 17%, compared to 55% for the three months ended September 30, 2014. The $1,253,000 decrease in gross profit for the three months ended September 30, 2015, compared to the prior period, is primarily attributed to the slowdown in orders for our rental products by our largest customers and discounts to maintain our relationships with the major service companies..

	Nine Months Ended September 30,
(in thousands)	2015	2014	$ Change	% Change
Total revenues	$2,495	$5,073	$(2,578)	(51%	)
Cost of revenues	(1,915)	(2,619)	(704)	(27%	)
Gross profit	580	2,454	(1,874)	(76%	)
Gross profit as a percentage of total revenues	23%	48%		(25%	)
Operating expenses	3,093	2,740	353	13%
Loss from operations	(2,513)	(286)	(2,227)	779%
Other income (expense)	(185)	(38)	(147)	(387%	)
Consolidated net loss	$(2,698)	$(324)	$(2,374)	733%

For the nine months ended September 30, 2015, the Company's business operations reflected a decrease in sales. For the nine months ended September 30, 2015, the Company's consolidated operations generated revenues of approximately $2,495,000 compared to revenues of $5,073,000 for the nine months ended September 30, 2014. The $2,578,000 decrease in total revenue is primarily attributable to a decline in rental orders for coil tubing products due to a significant decline in horizontal drilling activity in the shale formations. This decline reflects the significantly lower oil and gas pricing which negatively impacted drilling rig activities. For the nine months ended September 30, 2015, the Company had a gross profit as a percentage of sales of 23%, compared to 48% for the nine months ended September 30, 2014. The $1,874,000 decrease in gross profit for the nine months ended September 30, 2015, compared to the prior period, is primarily attributed to a significant slowdown in orders for our rental products by all of our customers, competitive pricing and lower oil and gas pricing.

Revenue Information

The following table sets forth summarized consolidated sales information for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(in thousands)	2015	2014	$ Change	% Change
Rental revenue	$426	$1,407	$(981)	(70%	)
Product revenue	–	753	(753)	(100%	)
Inspection revenue	24	–	24	100%
Total revenue	$450	$2,160	$(1,710)	(79%	)

We had total revenues of approximately $450,000 for the three months ended September 30, 2015, compared to total revenues of $2,160,000 for the three months ended September 30, 2014, a decrease in total revenues of $1,710,000 or 79% from the prior period. Total revenues included $426,000 of rental revenue for the three months ended September 30, 2015, compared to $1,407,000 for the three months ended September 30, 2014, a decrease in rental revenue of $981,000 or 70% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand and an increase in competitive pricing by other large service companies.  Our inspection partnership provided $24,000 of revenues in the second third quarter. We believe that the oil and gas drilling activities will remain at the current level until the pricing for oil and gas increases and that our international customers will provide product sales for our coil tubing tools and support activities for the remainder of 2015 and 2016.

	Nine Months Ended September 30,
(in thousands)	2015	2014	$ Change	% Change
Rental revenue	$2,195	$3,981	$(1,786)	(45%	)
Product revenue	238	1,092	(854)	(78%	)
Inspection revenue	62		62	100%
Total revenue	$2,495	$5,073	$(2,578)	(51%	)

We had total revenues of approximately $2,495,000 for the nine months ended September 30, 2015, compared to total revenues of $5,073,000 for the nine months ended September 30, 2014, a decrease in total revenues of $2,578,000 or 51% from the prior period. Total revenues included $2,195,000 of rental revenue for the nine months ended September 30, 2015, compared to $3,981,000 for the nine months ended September 30, 2014, a decrease in rental revenue of $1,786,000 or 45% from the prior period. The decrease in rental revenue was mainly due to a decrease in customer demand which is based on drilling activity. Drilling activity is significantly down due low oil and gas prices. Total revenues included $238,000 of product revenue for the nine months ended September 30, 2015, compared to $1,092,000 for the nine months ended September 30, 2014, a decrease in product revenue of $854,000 or 78% from the prior period. The decrease in product revenue was mainly due to a decrease in international customer demand which is based on drilling activity. Our inspection partnership provided $62,000 of revenues for the nine months ended September 30, 2015. We believe that the domestic oil and gas drilling activities will remain at the current levels until the pricing for oil and gas increases and that our international customers will provide additional product sales for our coil tubing tools and support activities throughout the remainder of 2015 and in 2016.

Cost of Revenue

The following table sets forth summarized cost of revenue information for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(in thousands)	2015	2014	$ Change	% Change
Compensation and benefits	$129	$254	$(125)	(49%	)
Material, supplies and support service	104	378	(274)	(72%	)
Facilities and support expenses	21	48	(27)	(56%	)
Depreciation of rental tools	271	302	(31)	(10%	)
Total cost of revenue	$525	$982	$(457)	(47%	)

Cost of revenue includes costs associated with products, rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $525,000 for the three months ended September 30, 2015, compared to a cost of $982,000 for the three months ended September 30, 2014, a decrease of $457,000 or 47% from the prior period. The main reason for the $457,000 decrease in total cost of revenue for the three months ended September 30, 2015, compared to 2014, was principally related to a reduction in field staff, lower product purchases, facilities and support expenses due to less rental orders. Depreciation decreased $31,000 due to the sale of rental tools.

	Nine Months Ended September 30,
(in thousands)	2015	2014	$ Change	% Change
Compensation and benefits	$486	$730	$(244)	(33%	)
Material, supplies and support service	456	877	(421)	(48%	)
Facilities and support expenses	93	138	(45)	(33%	)
Depreciation of rental tools	880	874	6	1%
Total cost of revenue	$1,915	$2,619	$(704)	(27%	)

Cost of revenue includes costs associated with products, rental sales and depreciation of capitalized rental tool assets that are rented to oil field service companies. We had cost of products and rental revenue of approximately $1,915,000 for the nine months ended September 30, 2015, compared to a cost of $2,619,000 for the nine months ended September 30, 2014, a decrease of $704,000 or 27% from the prior period. The main reason for the $704,000 decrease in total cost of revenue for the nine months ended September 30, 2015, compared to 2014, was principally related to a reduction in staff, lower product costs, facilities and support expenses due to less rental orders. Depreciation increased $6,000 due to the addition of new rental tools and equipment for the inspection business.

Gross Profit

We had gross profit (loss) of ($75,000) for the three months ended September 30, 2015, compared to gross profit of $1,178,000 for the three months ended September 30, 2014, a decrease in gross profit of $1,253,000 or 106% from the prior period. We had gross profit of $580,000 for the nine months ended September 30, 2015, compared to gross profit of $2,454,000 for the nine months ended September 30, 2014, a decrease in gross profit of $1,874,000 or 76% from the prior period. Our gross profit was (17%) of revenue for the three months ended September 30, 2015, compared to 55% for the three months ended September 30, 2014. Our gross profit was 23% of revenue for the nine months ended September 30, 2015, compared to 48% for the six months ended September 30, 2014. The decrease in gross profit was mainly due to a decrease in rentals and product sales and an increase in competitive pricing to our customers.  We will continue to invest in new tool technology to maintain our customer base and to manage our costs to match the lower revenue levels that we are currently experiencing.

General Operating Expenses

The following table sets forth summarized operating expenses (not including selling and marketing expenses) for the three and nine months ended September 30, 2015 and 2014:

	Three Months September 30,
(in thousands)	2015	2014	$ Change	% Change
Depreciation and amortization	$160	$85	$75	88%
Compensation and benefits	175	206	(31)	(15%	)
General and administrative expenses	623	311	312	100%
Gain on sale of rental of fixed assets	(32)	(26)	(6)	(23%	)
Total general operating expenses	$926	$576	$350	61%

We had total general operating expenses (not including selling and marketing expenses) of $926,000 for the three months ended September 30, 2015, compared to total operating expenses of $576,000 for the three months ended September 30, 2014, an increase in total general operating expenses of $350,000 or 61% from the prior period. The increase in total general operating expenses was primarily related to an increase in general and administrative expenses and depreciation expense offset by gain of sale of assets and lower compensation and benefits. The increase in depreciation and amortization expense is due to building improvements; the compensation decrease is due to less employees and the increase in general and administrative expenses is due to increases in our bad debt expense which reflects our customers inability to pay our outstanding invoices.

	Nine Months September 30,
(in thousands)	2015	2014	$ Change	% Change
Depreciation and amortization	$472	$254	$218	86%
Compensation and benefits	589	581	8	1%
General and administrative expenses	1,262	837	425	51%
Gain on sale of fixed assets	(75)	(27)	(48)	(178%	)
Total general operating expenses	$2,248	$1,645	$603	37%

We had total general operating expenses of $2,248,000 for the nine months ended September 30, 2015, compared to total operating expenses of $1,645,000 for the nine months ended September 30, 2014, an increase in total general operating expenses of $603,000 or 37% from the prior period. The increase in total general operating expenses was primarily related to an increase in compensation and benefits, bad debt expense and depreciation and amortization expense. The increase in depreciation and amortization expense is due to building improvements; the compensation increase is due to new employees in the inspection business; and the increase in general and administrative expenses is principally due to increases in our bad debt expense which reflects our customers inability to pay our outstanding invoices.

Selling and Marketing

The following table sets forth summarized selling and marketing expense information for the three and nine months ended September 30, 2015 and 2014:

	Three Months September 30,
(in thousands)	2015	2014	$ Change	% Change
Auto	$64	$80	(16)	(20%	)
Commissions	51	122	(71)	(58%	)
Compensation and benefits	88	87	1	1%
Other selling and marketing	37	44	(7)	(16%	)
Total selling and marketing expenses	$240	$333	$(93)	(28%	)

We had total selling and marketing expenses of $240,000 for the three months ended September 30, 2015, compared to $333,000 for the three months ended September 30, 2014, a decrease of $93,000 or 28% from the prior period, which decrease was primarily due to decreases in auto expenses resulting from lower fuel costs, and decreases in compensation, commissions and benefits related to reductions in field sales staff due to decrease in demand for our products as discussed above.

	Nine Months September 30,
(in thousands)	2015	2014	$ Change	% Change
Auto	$170	$283	(113)	(40%)
Commissions	251	345	(94)	(27%)
Compensation and benefits	278	314	(36)	(11%)
Other selling and marketing	146	153	(7)	(5%)
Total selling and marketing expenses	$845	$1,095	$(250)	(23%)

We had total selling and marketing expenses of $845,000 for the nine months ended September 30, 2015, compared to $1,095,000 for the nine months ended September 30, 2014, a decrease of $250,000 or 23% from the prior period, which decrease was primarily due to decreases in auto expenses resulting from lower fuel costs and decreases in compensation, commissions and benefits related to reductions in field sales staff.

Loss from Operations

We had a loss from operations of $1,241,000 for the three months ended September 30, 2015, compared to income from operations of $269,000 for the three months ended September 30 , 2014, a decrease of $1,510,000 or 561% from the prior period. We had a loss from operations of $2,513,000 for the nine months ended September 30, 2015, compared to a loss from operations of $286,000 for the nine months ended September 30, 2014, an increase of $2,227,000 or 779% from the prior period.

Other Income (expense)

We had total other expense of $45,000 and $13,000 for the three months ended September 30, 2015 and 2014, respectively. The increase of $32,000 relates principally to additional interest expense on an additional mortgage and new loans and foreign currency conversion on our Canadian subsidiary incurred during the three months ended September 30, 2015, compared to the prior period. We had total other expense of $185,000 and $38,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase of $147,000 relates principally to additional interest expense on an additional mortgage and new loans and foreign currency conversion on our Canadian subsidiary incurred during the nine months ended September 30, 2015, compared to the prior period.

Net Loss

We had a net loss of $1,286,000 for the three months ended September 30, 2015, compared to net income of $256,000 for the three months ended September 30, 2014, an decrease in net income of $1,542,000 or 602% from the prior period. The increase in net loss was attributable to a decrease in total revenue and an increase in certain operating expenses (as described above), for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. We had a net loss of $2,698,000 for the nine months ended September 30, 2015, compared to net loss of $324,000 for the nine months ended September 30, 2014, an increase in net loss of $2,374,000 or 733% from the prior period.  The increase in net loss was attributable to a decrease in total revenue and an increase in certain operating expenses (as described above), for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Liquidity and Capital Resources

We had $882,000 of working capital as of September 30, 2015. We believe we are sufficiently capitalized to continue our operations, including sales of non-operating assets and reduction of long-term debt, notwithstanding the recent decline in oil and gas prices and the correlated decline in our revenues.

As of September 30, 2015, we had total assets of $9,811,000, which included total current assets of $1,366,000, consisting of $676,000 of cash, $633,000 of accounts receivable, net, and $57,000 of other current assets; and long term assets including $1,553,000 of rental tools, net; $2,537,000 of property and equipment, net; and $4,355,000 of intangible assets, net, representing the value of certain patents and other intellectual property associated with our products.

We had total liabilities of approximately $5,745,000 as of September 30, 2015, which included total current liabilities of approximately $484,000, consisting of accounts payable of approximately $114,000; accrued liabilities of approximately $145,000; related party accrued liabilities of $94,000; and current portion of notes payable of approximately $131,000, relating to the amount due on loans associated with equipment financing and building loan; and long term liabilities consisting of approximately $3,750,000 of related party notes payable, net of current portion, relating to the long term portion of the amounts owed to Jerry Swinford in connection with the 2015 IP Purchase Agreement, described in note 4 to our consolidated financials included herein in “Part I” – “Item 1. Financial Statements”, above, and approximately $1,511,000 of notes payable, net of current portion relating to equipment financing and our building loan.

We had net cash provided by operating activities of approximately $47,000 for the nine months ended September 30, 2015, which consisted of approximately $2,698,000 of net loss, approximately $950,000 of decrease in accounts receivable, approximately $137,000 of decrease in other current assets, approximately $336,000 of decrease in accounts payable, approximately $55,000 of increase in accrued liabilities – related party and $55,000 of increase in accrued liabilities, offset by non-cash items including approximately $1,351,000 of depreciation and amortization, $89,000 of stock option expense and bad debt expense of $519,000.

We had approximately $1,219,000 of net cash used in investing activities for the nine months ended September 30, 2015, which included the purchase of approximately $118,000 of rental tools and approximately $1,186,000 of purchase of building, property and equipment, offset by approximately $85,000 in proceeds from the sale of lost tools. The $1,186,000 of building, property and equipment was in the purchase of a new building to house our repair shop activities as described below. Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of equipment in place to generate revenue from operations. While the majority of these expenditures were for the expansion of our rental tools, we have continued our purchase of property and equipment necessary for our operations.

We had approximately $568,000 of net cash provided by financing activities for the nine months ended September 30, 2015, which included approximately $91,000 of payments on related party notes payable, relating to amounts paid to Jerry Swinford in connection with the IP Purchase Agreement, described in note 4 to our consolidated financials included herein in “Part I” – “Item 1. Financial Statements”, above, approximately $127,000 of payments on notes payable, approximately $11,000 for the retirement of common stock in connection with the settlement of a lawsuit, and approximately $797,000 of proceeds from notes payable related to the new building and vehicles as described in greater detail below.

Effective October 25, 2013, the Company purchased a 6,000 square foot office/warehouse building and associated land located at 22305 Gosling Road, Spring, Texas 77389. The purchase price was $884,508. The Company obtained $649,000 of the purchase price by way of a loan from Bank of Houston, evidenced by a promissory note, which loan bears interest at 5% per annum for three years and the prime rate plus 1% thereafter (not to be less than 5%), and has a maturity date of October 25, 2018. Upon an event of default, the loan bears interest at the lesser of the rate of 5% above the then applicable interest rate of the note, and the greatest amount provided by law. Amortization payments based on a 20-year amortization schedule (initially $4,309 per month) are due on the loan until maturity (recalculated based on the then interest rate after the first three years of the loan). The amount due under the loan is secured by a Deed of Trust, Security Agreement and Financing Statement on the property purchased, as well as, a personal guaranty of Jason Swinford, our Chief Executive Officer.

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

Our immediate plans are to continue to expand product offerings to include tool and drill pipe inspections and grow by meeting expected demand for our rental tool products in our current geographic markets and further expanding our efforts to rent and sell our tools in international markets, including Mexico, Asia, Latin America and the Middle East, similar to what we accomplished in Canada during 2014 and 2013. We plan to supplement our cash flow with typical bank debt or similar financing and from the sale of non-operating assets which we believe will enable us to meet larger demand on bigger projects, enter new markets and improve our network for servicing our customers.

Moving forward, we will continue fund research and development activities, which we believe will be required to provide technological advancement to our coiled tubing technologies and workover product lines. We are currently working on a new generation of coil tubing tools to aid in and facilitate horizontal drilling. In order to be competitive in the coil tubing market we will need to offer new and innovative products to maintain our customer base during the downturn of the oil and gas drilling in the shale areas.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On August 14, 2015, Jerry Swinford and Jason Swinford, our sole officers and directors, filed suit against John N. Brugger and the Company. The case is currently styled Cause №. 2015-58884, Jerry Swinford and Jason Swinford v. Coil Tubing Technology, Inc. and John N. Brugger, In the 164th Judicial District Court of Harris County Texas (the “Litigation”). The Litigation sought damages against John N. Brugger for defamation, disparagement and libel; an injunction to preserve the status quo of the operations of the Company; and damages against the Company for an alleged breach of contract in the non-payment to Jerry Swinford for the purchase of several patents under the 2015 IP Purchase Agreement as described above. The Company agreed to the injunction to preserve the status quo of the business operations of the Company. The Company through its legal counsel, filed an answer to the breach of contract claims denying Jerry Swinford’s allegations. Additionally, on November 10, 2015, Herbert C. Pohlmann, Jr., Richard Dear, Filippo Mastrocola, Maryann Bethel, John N. Brugger, as Trustee of the Juliane S. Callis 2012 Irrevocable Family Dynasty Trust, and John N. Brugger, as Trustee of the Jennifer K. Landis 2012 Irrevocable Family Dynasty Trust (“Interventionists”), each stockholders of the Company, filed a petition in intervention in the Litigation. The Interventionists allege fraud and a breach of fiduciary duty as to Jerry Swinford and Jason Swinford and aiding and abetting in the breach of fiduciary duty as to the Company. In addition to a general plea for monetary damages in excess of $1,000,000, the Interventionists appear to be making a claim that the Company, and not Jerry Swinford, owns all or most of the patents free and clear of any monetary obligation. The Company intends to vigorously defend itself against the allegations of Jerry Swinford, Jason Swinford and the Interventionists and discovery has just begun in the case. The possibility of loss cannot be determined at this early date without further discovery.

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
Dated: November 16, 2015

By:	/s/ Richard R. Royall
Richard R. Royall
Chief Financial Officer (Principal Financial/Accounting Officer)
Dated: November 16, 2015

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

